Form 10-K405
period 1995-12-31
MESA OFFSHORE TRUST
filed 1996-03-27
CIK 711303

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________________ TO _________________________

                          COMMISSION FILE NUMBER 1-8432

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                           WHICH REGISTERED
      -------------------                       ------------------------
UNITS OF BENEFICIAL INTEREST                    PACIFIC STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1996, of $.219 was $15,745,672.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1996, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

     Documents Incorporated By Reference: None.

                              TABLE OF CONTENTS
                                    PART I

                                                                                                              PAGE
                                                                                                              ----
Item  1.   Business........................................................................................     1
           Description of the Trust........................................................................     1
           Description of the Units........................................................................     2
           Termination of the Trust........................................................................     5
           Description of Royalty Properties...............................................................     7
           Contracts.......................................................................................    15
           Regulation and Prices...........................................................................    17
Item  2.   Properties......................................................................................    19
Item  3.   Legal Proceedings...............................................................................    19
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    19

                                   PART II

Item  5.   Market for the Registrant's Common Equity and Related Unitholder Matters........................    20
Item  6.   Selected Financial Data.........................................................................    20
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................................    20
Item  8.   Financial Statements and Supplementary Data.....................................................    24
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................................    33

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    33
Item 11.   Executive Compensation..........................................................................    33
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    33
Item 13.   Certain Relationships and Related Transactions..................................................    33

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    33
SIGNATURES.................................................................................................    35

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business -- Termination of the Trust," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the financial position of MESA, Inc., the drilling program currently being pursued by Mesa and the potential effects of such matters on the Trust, are forward-looking statements. Although MESA Inc. has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                    PART I
ITEM 1.  BUSINESS.

                           DESCRIPTION OF THE TRUST

     The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Texas Commerce Bank National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is (713) 216-5100.

     The principal asset of the Trust consists of a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust was created on December 28, 1982, effective December 1, 1982, when Mesa Petroleum Co. conveyed to the Partnership certain overriding royalty interests (collectively, the "Royalty") carved out of Mesa Petroleum Co.'s existing working interests in ten producing and non-producing oil and gas leases offshore Louisiana and Texas (the "Royalty Properties"). The Partnership was formed for the purpose of receiving and holding the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trustee and Mesa Offshore Management Co., the managing general partner of the Partnership at that time, in accordance with their interests. MESA Inc., successor to Mesa Limited Partnership, which was successor to Mesa Petroleum Co., operates the Royalty Properties through Mesa Operating Co., a subsidiary of MESA, Inc. Pursuant to an amendment to the Partnership Agreement (defined below), Mesa Operating Co. became the managing general partner of the Partnership (the "Managing General Partner") on January 5, 1994. As hereinafter used in this report, the term Mesa generally refers to the operator of the Royalty Properties, unless otherwise indicated. See "Termination of the Trust" on pages 5 and 6 of this Form 10-K for additional information regarding Mesa and the Trust.

     Units of beneficial interest ("units") in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held. The units are traded on the Pacific Stock Exchange under the symbol MOS.

     The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing; (4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by the unitholders in favor of termination. Amounts paid to the Trustee as compensation were $149,000, $177,500, and $207,000, for the years 1995, 1994 and 1993, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

     The terms of the First Amended and Restated Articles of General Partnership of the Partnership (the "Partnership Agreement") provide that the Partnership shall dissolve upon the occurrence of any of the following: (a) December 31, 2030; (b) the election of the Trustee to dissolve the Partnership; (c) the termination of the Trust; (d) the bankruptcy of the Managing General Partner; or (e) the dissolution of the Managing General Partner or its election to dissolve the Partnership; provided that the Managing General Partner shall not elect to dissolve the Partnership so long as the Trustee remains the only other partner of the Partnership.

     The discussions of terms of the Trust Indenture and the Partnership Agreement contained herein are qualified in their entirety by reference to the Trust Indenture and the Partnership Agreement themselves, which are exhibits to this Form 10-K and are available upon request from the Trustee.

     Under the instrument conveying the Royalty to the Partnership, the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 7 of this Form 10-K. The instrument of conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by Mesa during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by Mesa from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by Mesa in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. Mesa, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between Mesa and any purchaser as to the correct sale price for any production, amounts received by Mesa and promptly deposited by it with an escrow agent are not considered as having been received by Mesa and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to Mesa by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts Mesa is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by Mesa as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within thirty days following the close of each calendar quarter, Mesa is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

     The Royalty Properties are required to be operated by Mesa in accordance with reasonable and prudent business judgment and good oil and gas field practices. Mesa has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Mesa markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" on page 15 of this Form 10-K. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

     The Trust has no employees. Administrative functions of the Trust are performed by the Trustee.

                           DESCRIPTION OF THE UNITS

     Each unit is evidenced by a transferable certificate issued by the Trustee, which ranks equally as to distributions and has one vote on any matter submitted to unitholders. Each unit evidences an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

DISTRIBUTIONS

     The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") is equal to the excess, if any, of the cash distributed by the Partnership to the Trust during such month, plus any other cash receipts of the Trust during such month (other than interest earned on the Monthly Distribution Amount for any other month) over the liabilities of the Trust paid during such month, and adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date"), which is the close of business on the last business day of such month, or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, the Trust Indenture provides that the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year, distributes to each person who was a unitholder of record on a Monthly Record Date during one or more of the immediately preceding three months, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date.

LIABILITY OF UNITHOLDERS

     As regards the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (a) the satisfaction of such liability was not by contract limited to the assets of the Trust; (b) the assets of the Trust were insufficient to discharge such liability; and (c) the assets of the Trustee were insufficient to discharge such liability. Although each unitholder should weigh this potential exposure in deciding whether to retain or transfer his units, the Trustee is of the opinion that because of the passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee, the imposition of any liability on a unitholder is extremely unlikely.

FEDERAL INCOME TAX MATTERS

  OWNERSHIP OF UNITS

     The federal income tax consequences to the unitholders of owning units depend on whether the Trust is classifiable as a grantor trust, a non-grantor trust, or a corporation. The Trustee reports on the basis that the Trust is a grantor trust. Based on its recent audit policy, the Internal Revenue Service (the "IRS") is expected to concur with such action. No IRS ruling has been received with respect to the Trust, however, and no court case has been decided involving identical facts and circumstances. It is possible, therefore, that the IRS will assert on audit that the Trust is taxable as a corporation and that a court might agree with such assertion.

  INCOME AND DEPLETION

     Royalty income, net of depletion and severance taxes, is treated as portfolio income, and under the Revenue Act of 1987, subject to certain exceptions and transitional rules, royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

     Generally, prior to the Revenue Reconciliation Act of 1990, the transferee of an oil and gas property could not claim percentage depletion with respect to production from such property if it was "proved" at the time of the transfer. This rule is not applicable in the case of transfers of properties after October 11, 1990. Thus, eligible unitholders that acquired units after that date are entitled to claim an allowance for percentage depletion with respect to royalty income attributable to such units to the extent that such allowance exceeds cost depletion as computed for the relevant period.

  BACKUP WITHHOLDING

     Distributions from the Trust are generally subject to backup withholding at a rate of 31% of such distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless such unitholder fails to properly provide to the Trust his taxpayer identification number ("TIN") or the IRS notifies the Trust that the TIN provided by such unitholder is incorrect.
                                      3
  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset, and classified as either long-term or short-term, depending on the holding period of the unit. Presently, long-term treatment applies for units held more than one year. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Although it is not clear, under this provision, it is expected that depletion attributable to a positive
Section 743(b) basis adjustment of a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable prior to March 14, 1995. Upon a disposition of a unit acquired after 1986 or disposition of an oil and gas property to which the depletion is attributable, either occurring after March 13, 1995, depletion attributable to a positive
Section 743(b) adjustment will be subject to recapture as ordinary income. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

  FOREIGN UNITHOLDERS

     In general, a unitholder who is a nonresident alien individual or which is a foreign corporation (collectively "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code"), (or pursuant to any similar provisions of applicable treaties). Upon making this election such unitholder is entitled to claim all deductions with respect to such income, but he must file a United States federal income tax return to claim such deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually). However, for tax years beginning after December 31, 1987, such effectively connected income will be subjected to withholding equal to the highest applicable percentage (tax rate)-39.6% for individual foreign unitholders and 35% for corporate foreign unitholders.

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign unitholders owning greater than 5 percent of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Foreign unitholders owning less than 5 percent of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

     Federal income taxation of a Foreign Taxpayer is a highly complex matter which may be affected by many other considerations. Therefore, each Foreign Taxpayer should consult with his own tax adviser as to the advisability of his ownership of units.

  TAX-EXEMPT ORGANIZATIONS

     The Revenue Reconciliation Act of 1993 repealed the rule that automatically characterized a tax-exempt organization's share of a publicly traded partnership's gross income as derived from an unrelated trade or business. Beginning in 1994, investments in publicly traded partnerships are treated the same as investments in other partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if such unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of

Royalty income as unrelated business income. Tax-exempt unitholders should consult their own tax advisors with respect to the treatment of royalty income.

                           TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by Mesa, see page 14 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were $149,000, $177,500 and $207,500 for the years 1995, 1994 and 1993, respectively. Royalty income of $3,139,620 for 1995 was above the termination threshold prescribed in the Indenture.

     In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under "Description of the Trust") and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Royalty interest) could either (i) be distributed in kind ratably to the Managing General Partner and the Trustee or (ii) be sold and the proceeds thereof distributed ratably to the Managing General Partner and the Trustee. In the event of a sale of the Royalty and a distribution of the cash proceeds to the Trustee, the Trustee would make a final distribution to unitholders of such cash proceeds plus any other cash held by the Trust after the payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

     In addition, MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s current financial forecasts, which indicate that MESA Inc. will be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. In an effort to address its liquidity issues, in July 1995 MESA Inc.'s Board of Directors approved and implemented a proposal solicitation process which expanded its exploration of strategic alternatives from the selling of the Hugoton field to include consideration of the sale of MESA Inc., a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. On February 28, 1996, MESA Inc. signed a letter of intent with Rainwater, Inc. (Rainwater), an independent investment company owned by Ft. Worth, Texas, investor Richard Rainwater, to raise $265 million of equity in connection with a refinancing of MESA Inc.'s debt. The proposed transaction is subject to certain conditions, including negotiation and execution of definitive agreements, arrangement of the new debt financing, due diligence by Rainwater and MESA Inc. stockholder approval. There can be no assurance that this transaction will be completed, what the final terms or timing thereof will be. Further, there can be no assurance regarding the availability or terms of any refinancing debt.

     If the Rainwater transaction is not completed, MESA Inc. has advised the Trust it will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

     MESA Inc.'s projected debt service problems, as well as any refinancing, restructuring or other strategic alternative, could have significant effects on the Trust, although the precise nature of such effects cannot be predicted or quantified at this time. No assurance can be given by the Trust regarding MESA Inc.'s financial condition. An event of bankruptcy of MESA Inc. that includes the Managing General Partner would cause a dissolution of the Partnership which could cause a termination of the Trust as described above. An event of bankruptcy of MESA Inc. could also result in a delay in receipt of royalty payments by the Trust, increased administrative expenses of the Trust and other effects which cannot be predicted or quantified at this time.

     As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Form 10-K, Mesa has advised the Trust that in October 1995 it completed the drilling of the A-8 well on Matagorda Island block 624 at a total cost of approximately $3,202,000 ($940,000 net to the Trust). In addition, Mesa has advised the Trust that it is pursuing its planned drilling program on the South Marsh Island property which includes up to five wells from the existing "A" platform on the South Marsh Island 155 block during 1996. Mesa anticipates that the total cost of these five wells, if each is drilled, will be approximately $22 million ($14 million net to the Trust). During the fourth quarter of 1995, Mesa recovered approximately $573,000 in drilling expenses related to the drilling of the A-8 well on Matagorda Island block 624. Mesa has advised the Trust that no Royalty income will be paid to the Trust until Mesa recovers all costs related to the Matagorda Island and South Marsh Island drilling along with any additional completion costs required if the drilling is successful. In addition, if payments of Royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid during the period that Royalty income was not paid to the Trust. The recovery of costs associated with the Matagorda Island and South Marsh Island drilling programs is expected to cause the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture; therefore 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. If the drilling is successful, the effect on Royalty income and Trust reserves will depend on the quality and quantity of reserves found.

                      DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1995

                                                                         PRODUCING WELLS(1)
                                                             ------------------------------------------
                                         PRODUCING ACRES            GROSS                  NET
                                       --------------------  --------------------  --------------------
              PROPERTY                   GROSS     NET(2)       OIL        GAS        OIL        GAS
-------------------------------------  ---------  ---------     ---        ---        ---        ---
Offshore Louisiana--
  South Marsh
     Island 155......................      5,000      2,625      --          1         --         .5
  South Marsh
     Island 156......................      5,000      2,625      --          1         --         .5
  West Delta 61......................      5,000      3,750      --          1         --         .8
  West Delta 62......................      5,000      3,750      --          1         --         .8
Offshore Texas--
  Brazos A-7.........................      5,760      2,160      --          1         --         .4
  Brazos A-39........................      5,760      2,160      --          2         --         .8
  Matagorda
     Island 624......................      5,617      1,369      --          3         --         .7
                                       ---------  ---------     ---        ---        ---        ---
           Total.....................     37,137     18,439       0         10          0        4.5
                                       =========  =========     ===        ===        ===        ===

------------
(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 1995, see "Net Proceeds, Production and Average Prices" on page 23 of this Form 10-K.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 1995, has been made by MESA Inc. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 6, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

                                  MESA INC.
                                LETTER REPORT
                                    DATED
                              FEBRUARY 28, 1996
                                      ON
                             RESERVES AND REVENUE
                                    AS OF
                              DECEMBER 31, 1995
                                     FROM
                              CERTAIN PROPERTIES
                                 OWNED BY THE
                      MESA OFFSHORE ROYALTY PARTNERSHIP

February 28, 1996

MESA Offshore Trust
Texas Commerce Bank
National Association (as Trustee)
P.O. Box 2558
Houston TX  77252

Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 1995, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership", a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in 10 Mesa Operating Co. (hereinafter referred to as "MESA") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The 10 offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties". Three of these leases have been abandoned; reserves of the remaining 7 leases are reported herein.

The reserve estimates are based on a detailed study of the Subject Properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the stage of development of the reservoir, and the quality and completeness of basic data.

Estimates of oil, condensate, natural gas liquids and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserve and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

In the preparation of this report, MESA has used internal information with respect to property interests owned by the Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information.

The development status shown herein represents the status applicable on December 31, 1995. Data available from wells drilled on the appraised properties through December 31, 1995 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1995, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In most fields, this required that the production rates be estimated for up to three months since production data for certain properties were available only through September 1995.
                                       9
Page 2
February 28, 1996

The reserve volumes and revenue values shown in this report for Partnership Interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership Interest and the retained MESA interest in the Subject Properties (Combined Interest). Net reserves attributable to the Partnership Interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. Because the net reserve volumes attributable to the Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership Interest will vary if different future price and cost assumptions are used.

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

         PROVED -- Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

         DEVELOPED -- Reserves that are recoverable from existing wells with current operating methods and expenses.

         Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analyses from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.
                                       10
Page 3
February 28, 1996

         UNDEVELOPED -- Reserves that are recoverable from additional wells yet to be drilled.

         Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 1995, are as follows:

    TOTAL PROVED RESERVES
        Natural Gas (Mcf).........................       2,281,262
        Oil and Condensate (bbl)..................         123,220
        Natural Gas Liquids (bbl).................          29,948

    PROVED DEVELOPED RESERVES.....................
        Natural Gas (Mcf).........................       1,621,034
        Oil and Condensate (bbl)..................         110,538
        Natural Gas Liquids (bbl).................           6,085

Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined MESA and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for MESA to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. The deficit balance as of December 31, 1995 was zero.

Future oil and gas producing rates estimated for this report are based on production rates considering the most recent figures available or, in certain cases, are based on estimates tempered by MESA's experience in the area. The rates used for future production are rates that MESA has determined are within the capacity of the well or reservoir to produce.

Gas volumes shown herein are expressed at standard conditions of 60 degrees Fahrenheit and at 15.025 pounds per square inch absolute. Condensate reserves estimated herein are those to be obtained from normal separator recovery.

                                       11
Page 4
February 28, 1996

Revenue values in this report were estimated using current prices and costs. Future prices were estimated using guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

The assumptions used for estimating future prices and costs are as follows:

OIL AND CONDENSATE PRICES
Oil and condensate prices were held constant for the life of the properties.

NATURAL GAS PRICES
Gas prices were held constant for the life of the properties.

NATURAL GAS LIQUIDS PRICES
Natural gas liquids prices were held constant for the life of the properties.

The initial and future prices and producing rates used in this report are those that the Partnership could reasonably expect to be received over the life of the properties.

OPERATING AND CAPITAL COSTS
Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1995 values and were not adjusted for inflation.

A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 1995 is as follows:

COMBINED INTEREST:
   Future Gross Revenue ($)..............................      23,560,731
   Production and Ad Valorem Taxes ($)...................               0
   Operating Costs ($)...................................      (8,899,590)
   Capital Costs ($)(1) .................................     (14,906,235)
   Future Net Revenue ($)................................        (245,094)

   Deficit Balance and Interest on Deficit ($)...........        (122,434)
   Accrued Revenue for Abandonment Costs ($)                    9,261,135
   Overhead ($)..........................................        (811,860)

   Revenue Subject to Net Profits Interest ($)...........       8,081,747

PARTNERSHIP INTEREST:
   Future Net Revenue ($)(2).............................        7,273,572
   Present Worth at 10 Percent ($).......................        5,638,585

(1) Includes abandonment costs.
(2) Future income tax expenses were not taken into account in the preparation of these estimates.
                                       12
Page 5
February 28, 1996

The information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the Financial Accounting Standards Board and Rules 4-10(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the Securities and Exchange Commission; provided, however, future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein.

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, MESA is necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

Submitted,

/s/ DENNIS E. FAGERSTONE
    Dennis E. Fagerstone
    Vice President - Exploration and Production

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The preceding reserve data in the Reserve Report represent estimates only and should not be construed as being exact. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of Mesa. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

     Also, while estimates of reserves attributable to the Royalty Properties are shown in order to comply with requirements of the Securities and Exchange Commission (the "SEC"), there is no precise method of allocating estimates of physical quantities of reserves between Mesa and the Partnership, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the previously mentioned reserve study have been allocated based on the method referenced in the Reserve Report. The quantities of reserves attributable to the Partnership will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves set forth in the Reserve Report are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

     Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 1995 pursuant to gas contracts in effect on January 1, 1996. These prices (having a weighted average of $2.21 per Mcf as of December 31, 1995) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 1995 was $1.54 per Mcf, representing a combination of contract prices and spot market prices.

     The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by Mesa as of December 31, 1995. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by Mesa. In addition, future economic and operating conditions may cause significant changes in such estimates.

                                                          ESTIMATED
                                                        REMAINING LIFE
                                                            AS OF
                    PROPERTY                       DECEMBER 31, 1995(1)(2)
                    --------                       -----------------------
South Marsh Island 155/156......................          3-4 years
West Delta 61/62................................         13-14 years
Brazos A-7......................................          1-2 years
Brazos A-39.....................................          3-4 years
Matagorda Island 624............................          1-2 years

                                      14
------------
(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. See "Termination of the Trust" on page 5 of this Form 10-K.

(2) Estimates of remaining lives may vary significantly from year to year.

     The future net revenues contained in the Reserve Report have not been reduced for future general and administrative costs and expenses of the Trust, which are expected to approximate $500,000 annually. The general and administrative costs and expenses of the Trust may increase in future years, depending on the amount of royalty income, increases in accounting, engineering, legal and other professional fees and other factors.

     Mesa has advised the Trust that there have been no events subsequent to December 31, 1995 that have caused a significant change in the estimated proved reserves referred to in the Reserve Report.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information relating to the assets of the Trust.

                                  CONTRACTS

     GENERAL. During the period from November 1994 through April 1995, pursuant to a contract entered into effective November 1, 1994, the majority of Mesa's offshore gas production (including production from the Royalty Properties) was sold to Natural Gas Clearinghouse ("NGC") at prices based on third party published index prices for the pipelines into which gas produced from contract properties was delivered, plus two cents. Generally, index prices approximate "spot" market prices. The NGC contract expired on April 30, 1995. Mesa has advised the Trust that for the remainder of 1995 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including NGC, Penn Union Energy and Neste. Mesa has further advised the Trust that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in 1995 were generally lower than spot market prices in 1994. Information regarding recent prices received for production from the Royalty Properties is provided below.

          BRAZOS A-7 AND A-39. In March 1996, the gas from this property was being sold to Penn Union Energy at an average price of $1.87 per MMBtu.

          SOUTH MARSH ISLAND 155 AND 156. In March 1996, the gas from this property was being sold to Penn Union Energy at an average price of $2.33 per MMBtu.

          WEST DELTA 61 AND 62. In March 1996, the gas from this property was being sold to Penn Union Energy at an average price of $2.81 per MMBtu.

          MATAGORDA ISLAND 624. In March 1996, the gas from this property was being sold to Penn Union Energy at an average price of $1.73 per MMBtu.

MARKET FOR NATURAL GAS

     Natural gas sales are no longer subject to price regulation and are made at negotiated contract prices, which may be more or less than the market value of the natural gas. Regulated natural gas sales had been priced at contract prices limited to the maximum lawful prices determined under the Natural Gas Policy Act of 1978 ("NGPA"). The Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") amended the NGPA to remove as of January 1, 1993 all remaining price controls on natural gas. See "Regulation and Prices -- Natural Gas Regulations" on page 17 of this Form 10-K.

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a general deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf, declined to $1.64 per Mcf in 1991 and improved to $2.04 per Mcf in 1993, but declined again to $1.57 (estimated) per Mcf in 1995, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. Spot domestic natural gas prices have generally increased in late 1995 and early 1996 and are higher than gas prices in early 1995.

     The seasonal nature of demand for natural gas and its effects on sales prices and production volumes may cause the amounts of cash distributions by the Trust to vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in these periods. Because of the time lag between the date on which Mesa receives payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods.

COMPETITION

     The production and sale of gas from the areas in which the Royalty Properties are located is highly competitive and Mesa has a number of competitors in these areas. Many of these competitors have financial resources greatly in excess of those of Mesa. Mesa has advised the Trust that it believes that its competitive position in these areas is affected by price, contract terms and quality of service. Mesa's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors.

MARKETING OF LIQUIDS

     Mesa generally reserves in its gas purchase contracts the right to extract condensate and other liquid and liquifiable hydrocarbons from all gas produced. Mesa is currently selling the condensate and other liquids to various purchasers under contracts with terms of one year or less.

     A Mesa subsidiary, Mesa Transmission Co., owns a 100% interest in a pipeline which transports crude oil from South Marsh Island 155 and 156 to an underwater connection with Marathon Pipe Line Company's ("Marathon") pipeline on South Marsh Island 139. In 1995, Mesa charged $3.56 per barrel for transportation of crude oil from these properties, which included Marathon's currently posted tariff of $1.51 per barrel and Mesa Transmission Co.'s tariff of $2.05 per barrel. Tariffs charged by Mesa Transmission Co. are subject to approval by the Federal Energy Regulatory Commission (the "FERC").

     Future pipeline construction and operation arrangements may be necessary for the marketing of crude oil and other liquid hydrocarbon production, if any, from the other Royalty Properties. Mesa Transmission Co. could be involved in such arrangements.

                            REGULATION AND PRICES

GENERAL

     The production and sale of natural gas from the Royalty Properties are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

OPERATING HAZARDS AND UNINSURED RISKS

     Mesa's oil and gas activities are subject to all of the risks normally incident to exploration for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. Offshore operations are subject to a variety of operating risks, such as hurricanes and other adverse weather conditions and lack of access to existing pipelines or other means of transporting production. Furthermore, offshore oil and gas operations are subject to extensive governmental regulations, including certain regulations that may, in certain circumstances, impose absolute liability for pollution damages, and to interruption or termination by governmental authorities based on environmental or other considerations. In accordance with customary industry practices, Mesa carries insurance against some, but not all, of these risks. Losses and liabilities resulting from such events would reduce revenues and increase costs to Mesa to the extent not covered by insurance.

NATURAL GAS REGULATIONS

     Historically, interstate pipeline companies generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end-users. Commencing in late 1985, the FERC issued a series of orders that have had a major impact on natural gas pipeline operations, services and rates and thus have significantly altered the marketing and price of natural gas. The FERC's key rulemaking action, Order No. 636 ("Order 636"), issued in April 1992, requires each pipeline company, among other things, to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales and gas balancing services) and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies and their affiliates were not required to remain "merchants" of gas, and several of the interstate pipeline companies have become "transporters only." In subsequent orders, the FERC largely affirmed the major features of Order 636 and denied a stay of the implementation of the new rules pending judicial review. In addition and following the conclusion of individual restructuring proceedings for each interstate pipeline pursuant to Order 636, the FERC has approved, with modifications, all of the restructuring plans and has generally accepted compliance filings implementing Order 636 on every interstate pipeline as of the end of 1994. Order 636, as well as the FERC orders approving the individual pipeline compliance filings implementing Order 636, are the subject of numerous appeals to the United States Courts of Appeal. Mesa has informed the Trust that it cannot predict whether the orders will be affirmed on appeal or what the effects will be on the production and pricing of natural gas relating to the Royalty Properties.

     Mesa has advised the Trust that it owns, directly or indirectly, certain natural gas facilities that it believes meet the traditional tests the FERC has used to establish a company's status as a gatherer not subject to FERC jurisdiction under the Natural Gas Act of 1938 (the "NGA"). Moreover, recent orders of the FERC have been more liberal in their reliance upon or use of the traditional tests, such that in many instances, what was once classified as "transmission" may now be "gathering." Mesa transports gas from the Royalty Properties through these facilities. Other gas from the Royalty Properties is also transported through gathering facilities owned by others, including interstate pipelines. On May 27, 1994, the FERC issued orders in the context of the "spin-off" or "spin-down"

of interstate pipeline-owned gathering facilities. A "spin-off" is a FERC-approved sale of such facilities to a non-affiliate. A "spin-down" is the transfer by the interstate pipeline of its gathering facilities to an affiliate. A number of spin-offs and spin-downs have been approved by the FERC and implemented. The FERC held that it retains jurisdiction over gathering provided by interstate pipelines but that it generally does not have jurisdiction over pipeline gathering affiliates, except in the event of affiliate abuse, such as actions by the affiliate undermining open and nondiscriminatory access to the interstate pipeline. These orders require nondiscriminatory access for all sources of supply, prohibit the tying of pipeline transportation service to any service provided by the pipeline's gathering affiliate, and require the new gathering company to submit a "default" contract if a satisfactory contract cannot be mutually agreed upon with existing customers. Several petitions for rehearing were filed. Pursuant to a November 30, 1994 meeting, the FERC issued a series of rehearing orders largely affirming the May 27, 1994 orders. The FERC clarified that "default" contracts are intended to serve only as a transition mechanism to prevent arbitrary termination of gathering service to existing customers. Also, the FERC now requires that an interstate pipeline must not only seek authority under Section 7(b) of the NGA to abandon certificated facilities, but also must file for authority under Section 4 of the NGA to terminate service from both certificated and uncertificated facilities. On December 31, 1994, an appeal was filed with the U.S. Court of Appeals for the D.C. Circuit to overturn three of the FERC's rehearing orders. On February 28, 1996, the FERC issued a Statement of Policy regarding the application of its jurisdiction under the NGA and the Outer Continental Shelf Lands Act over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). In its Policy Statement, the FERC concluded that it will retain its existing primary function test to determine whether particular facilities on the OCS constitute gathering facilities exempt from the FERC's NGA jurisdiction. However, the FERC added a new factor to its primary function test for facilities that are designed to collect gas produced in water depths of 200 meters or more. Such facilities now will be presumed to qualify as gathering facilities up to the point or points of potential connection with the interstate pipeline grid. Downstream of that point, the facilities will be evaluated under the existing primary function test. Existing interstate pipelines and gathering facilities would retain their present status barring some change in circumstances. Mesa has advised the Trust that it cannot predict what the ultimate effect of the FERC's orders pertaining to gathering will have on its production and marketing, or whether the Appellate Court will affirm the FERC's orders on these matters.

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering has received greater regulatory scrutiny at both the state and federal levels as the pipeline restructuring under Order 636 continues.

ENVIRONMENTAL

     Mesa's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the Solid Waste Disposal Act, the Clean Air Act, and the Federal Water Pollution Control Act. These laws and regulations, including their state counterparts, can impose liability upon the lessee under a lease for the cost of cleanup of discharged materials resulting from a lessee's operations or can subject the lessee to liability for damages to natural resources. Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas and restrictions on the injection of liquids into the subsurface that may contaminate groundwater. Mesa maintains insurance for costs of cleanup operations, but it is not fully insured against all such risks. A serious release of regulated materials could result in the DOI requiring lessees under federal leases to suspend or cease operations in the affected area. In addition, the recent trend toward stricter standards and regulations in environmental legislation is likely to continue. For example, legislation has been proposed in Congress that would reclassify certain oil and gas production wastes as "hazardous wastes" which would subject the handling, disposal and cleanup of these wastes to more stringent requirements and result in increased operating costs for the Royalty Properties, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Royalty Properties.

     From time to time, federal and state environmental agencies propose regulations which could have a direct and material impact on Mesa's operations. For example, the Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties," including the owners and operators of offshore facilities, related to the discharge of petroleum products in reportable quantities in waters of the United States. In 1993, the Minerals Management Service ("MMS") proposed regulations that would require owners and operators of offshore facilities to establish $150 million in financial responsibility. In May 1995, the U.S. House of Representatives approved a bill that would amend OPA to reduce the level of financial responsibility to $35 million. The U.S. Senate passed a related measure on November 17, 1995 that would also amend OPA to reduce the level of financial responsibility to $35 million. The Clinton administration has expressed its support for this legislation, but has not yet taken any action on the bills approved by the House of Representatives and the U.S. Senate. The MMS had indicated that it would not move forward with the adoption of the rule until the United States Congress has had an opportunity to act on the pending amendments to OPA. Based on the passage of these bills and the support of the Clinton administration, it appears that the level of financial responsibility required by OPA will be reduced and the MMS will probably not move forward with the adoption of its rule as it was proposed. Within the next several years, both the Texas and Louisiana state water discharge regulations and the federal National Pollutant Discharge Elimination System permits may prohibit the discharge of produced water, sand and other substances related to the offshore oil and gas industry. Mesa has advised the Trust that the cost to reformat operations to comply with these zero discharge mandates may be significant. Amendments to the federal Clean Air Act require most industrial operations in the United States, including offshore operations, to incur future capital expenditures over the next several years in connection with air emission control equipment necessary to maintain and obtain operating permits and approvals. Some of Mesa's facilities are included within the categories of air pollutant sources which will be affected by these regulations.

     Mesa has advised the Trust that it is not involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state, or local environmental protection laws and regulations or which would have a material adverse effect on Mesa's financial position or results of operations.

PLATFORM ABANDONMENT AND REMOVAL

     Mesa is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested.

ITEM 2.  PROPERTIES.

     Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
         MATTERS.

     The units of beneficial interest of Mesa Offshore Trust are traded on the Pacific Stock Exchange -- ticker symbol MOS. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1995 were as follows:

                                                       1995                                    1994
                                       -------------------------------------   -------------------------------------
                                                               DISTRIBUTION                            DISTRIBUTION
                                         HIGH        LOW           PAID          HIGH        LOW           PAID
                                       ---------  ---------    -------------   ---------  ---------    -------------
First Quarter........................  $    .250  $    .188       $  .017      $    .469  $    .344       $ .0385
Second Quarter.......................  $    .250  $    .156       $  .010      $    .563  $    .281       $ .0372
Third Quarter........................  $    .250  $    .188       $  .012      $    .375  $    .250       $ .0296
Fourth Quarter.......................  $    .250  $    .125       $  .002      $    .313  $    .156       $ .0167

     At March 20, 1996, the 71,980,216 units outstanding were held by 16,845 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                      1995            1994            1993            1992            1991
                                  -------------  --------------  --------------  --------------  --------------
Royalty income..................  $   3,139,620  $    9,104,615  $   13,867,712  $    4,044,916  $    2,865,775
Distributable income............  $   2,803,862  $    8,783,711  $   13,458,769  $    1,448,357  $    2,314,983
Distributable income per unit...  $       .0390  $        .1220  $        .1870  $        .0201  $        .0322
Excess cost carryforward........  $    (138,514) $          --   $         --    $         --    $     (453,329)
Total assets at year end........  $   3,103,451  $    4,724,878  $    8,725,736  $    9,295,438  $    6,490,950

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

  YEARS 1995 AND 1994

     Royalty income decreased to $3,139,620 in 1995 as compared to $9,104,615 in 1994. Distributable income decreased to $2,803,862 ($.0390 per unit) in 1995 as compared to $8,783,711 ($.1220 per unit) in 1994. The decrease in Royalty income was primarily due to lower natural gas prices, decreased production and the recovery of capital costs associated with drilling of the A-8 well on Matagorda Island block 624 in the fourth quarter of 1995.

     Production volumes for natural gas decreased to 3,662,986 Mcf in 1995 compared with 5,580,788 Mcf in 1994. The decrease was due primarily to natural production decline. The average sale price received for natural gas in 1995 was $1.54 per Mcf compared with $2.01 per Mcf in 1994.

     Crude oil, condensate and natural gas liquids production volumes decreased to 113,322 barrels in 1995 compared with 181,775 barrels in 1994. The decrease was due primarily to natural production decline. The average sale price in 1995 for crude oil, condensate and natural gas liquids was $14.65 per barrel compared with $13.21 per barrel in 1994.

  YEARS 1994 AND 1993

     Royalty income decreased to $9,104,615 in 1994 as compared to $13,867,712 in 1993. Distributable income decreased to $8,783,711 ($.1220 per unit) in 1994 as compared to $13,458,769 ($.1870 per unit) in 1993. The decrease in Royalty income was primarily due to lower natural gas prices and decreased production.

     Production volumes for natural gas decreased to 5,580,788 Mcf in 1994 compared with 6,288,356 Mcf in 1993. The decrease was due primarily to natural production decline. The average sale price received for natural gas in 1994 was $2.01 per Mcf compared with $2.20 per Mcf in 1993.

     Crude oil, condensate and natural gas liquids production volumes decreased to 181,775 barrels in 1994 compared with 289,189 barrels in 1993. The decrease was due primarily to natural production decline. The average sale price in 1994 for crude oil, condensate and natural gas liquids was $13.21 per barrel compared with $15.44 per barrel in 1993.

  GENERAL

         From inception of the Trust on December 1, 1982 through December 31, 1987, Mesa, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, Mesa spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. As discussed below, Mesa spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995 and anticipates spending up to approximately $22 million ($14 million net to the Trust) in 1996.

  ADDITIONAL DRILLING PROJECTS

     Mesa contracted for and received three dimensional seismic surveys on South Marsh Island blocks 155 and 156, West Delta blocks 61 and 62, Matagorda Island block 624 and Brazos block A-7 during 1994 and 1995. Mesa completed the drilling of the A-8 well in October 1995 on Matagorda Island block 624. The well was completed and connected to existing production facilities at a total cost of $3,202,000 ($940,000 net to the Trust). In addition, Mesa has advised the Trust that it is pursuing its planned drilling program which includes up to five wells from the existing "A" platform on the South Marsh Island 155 block. Mesa anticipates that the total cost of these five projects, assuming each is undertaken, will be approximately $22 million ($14 million net to the Trust). See "Liquidity and Capital Resources" and "Operational Review" below and "Termination of the Trust" elsewhere in this Form 10-K for additional information regarding the drilling program currently being pursued by Mesa and its potential effects on the Trust.

LIQUIDITY AND CAPITAL RESOURCES

     In accordance with the provisions of the Trust conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the unitholders.

     The Trust's source of cash is the Royalty income received from its share of the net proceeds from the Royalty Properties. Reference is made to Note 6 in the Notes to Financial Statements under Item 8 of this Form 10-K for a discussion of estimated future Royalty income attributable to the Partnership, of which the Trust has a 99.99% interest.

     As discussed above, Mesa drilled one well on the Matagorda Island 624 property in 1995 and is currently pursuing its planned drilling program on the South Marsh Island properties. During the fourth quarter of 1995, Mesa recovered approximately $573,000 in drilling expenses related to the drilling of the A-8 well on Matagorda Island block 624. Mesa has advised the Trust that no Royalty income will be paid to the Trust until Mesa recovers all costs related to the Matagorda Island and South Marsh Island drilling along with any additional completion costs required if the drilling is successful. In addition, if payments of Royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid during the period that Royalty income was not paid to the Trust.

     The Indenture governing the Trust provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. The recovery of costs associated with the Matagorda Island 624 and South Marsh Island drilling programs is expected to cause the cash received by the Trust in 1996 to fall below the threshold level; therefore 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. If the drilling is successful, the effect on Royalty income and Trust reserves will depend on the quality and quantities of reserves found. See "Termination of the Trust" elsewhere in this Form 10-K.

OPERATIONAL REVIEW

     Substantially all of the gas produced from the Trust properties during 1995 was sold at prices approximating spot market prices. As discussed in Item 1 of this Form 10-K, from November 1, 1994 through April 30, 1995, substantially all of Mesa's offshore gas production was available for purchase under a contract with NGC. Since May 1, 1995, all of Mesa's offshore gas production has been available for purchase under short term contracts with various purchasers.

     The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production in 1995 as compared to 1994 primarily due to natural production decline. During 1995, Mesa purchased a three dimensional seismic survey of the A-7 block at a cost of $222,000 ($200,000 net to the Trust). Mesa is currently evaluating the survey. On block A-39, well A-3 ceased production in February 1996. A through tubing recompletion is planned for the second quarter at an estimated cost of $89,000 ($40,000 net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in 1995 as compared to 1994 primarily due to natural production decline. During 1994 Mesa obtained a new seismic survey for block 155 to better evaluate exploration and development opportunities. The cost of the survey was approximately $280,000 ($176,000 net to the Trust). In the first quarter of 1995, Mesa's management approved the purchase of additional three dimensional seismic data for the west half at block 156 at an estimated cost of $198,000 ($125,000 net to the Trust). As discussed above, Mesa has advised the Trust that it is pursuing its planned drilling program on this property which includes up to five wells from the existing "A" platform. Mesa commenced drilling in February 1996 with the A-20 development well on South Marsh Island block 156. Mesa estimates that the completed well cost of the A-20 well will be approximately $2,300,000 ($1,450,000 net to the Trust). Preliminary results of the A-20 drilling indicate 70 feet of net gas pay in its objective sand. Drilling was recently completed on the A-21 development well which encountered 31 feet of net gas pay. Mesa estimates the completed well cost of the A-21 well will be approximately $2,200,000 ($1,386,000 net to the Trust). Wells A-20 and A-21 were logged but not tested. In late March 1996, Mesa commenced drilling the A-6 sidetrack development well on South Marsh Island 155. Mesa estimates that the completed well cost of the A-6 well will be approximately $2,000,000 ($1,260,000 net to the Trust). Mesa expects to complete these three development wells during late April 1996. Mesa intends to drill the A-22 exploratory well on South Marsh Island 155 during May 1996, with a completed well cost estimated at approximately $6.0 million ($3.8 million net to the Trust). Depending on the success of the A-22 exploratory well, an additional well may be drilled on the South Marsh Island block 155, with a completed well cost estimated at approximately $6.0 million ($3.8 million net to the Trust). Mesa anticipates that completion of these latter two wells, if each is undertaken, would occur by the fourth quarter of 1996.

     The West Delta 61 and 62 blocks experienced a decrease in production in 1995 as compared to 1994 primarily due to natural production decline. The Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest. In addition in 1995 Mesa purchased a three dimensional seismic survey of this property at a cost of approximately $513,000 ($462,000 net to the Trust). The data from this survey is currently being evaluated by Mesa.

     Matagorda Island 624 natural gas production decreased in 1995 in comparison to 1994 due to natural production decline. During 1994 Mesa purchased a three dimensional seismic survey of this property at a cost of approximately $250,000 ($73,000 net to the Trust). Mesa successfully drilled the A-8 development well in the fourth quarter of 1995 to a total depth of 9,470 feet at an estimated cost of $3,202,000 ($940,000 net to the Trust). The well encountered 29 feet of net gas pay and tested approximately 20 MMcf of natural gas and 270 barrels of condensate per day. However, production from the A-8 well declined rapidly and it is currently producing 1.1 MMcf per day and 6 barrels of condensate per day.

           NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                   SOUTH
                                                                   MARSH       HIGH       WEST     MATAGORDA    VERMIL-
                                                     BRAZOS      ISLAND 155   ISLAND      DELTA      ISLAND       ION
YEAR ENDED DECEMBER 31, 1995:                     A-7 AND A-39    AND 156       567     61 AND 62     624         381       TOTAL
                                                  -------------  ----------  ---------  ---------  ----------  ---------  ----------
  90% of--
    Gross proceeds................................ $ 1,691,468   $2,707,851  $      --  $2,471,303 $  441,242  $      --  $7,311,864
  Less 90% of--
    Operating costs...............................    (672,629)  (1,036,990)        --   (753,871)   (384,234)      (862)(2,848,586)
    Capital costs recovered.......................    (209,034)    (166,104)        --    (62,267)   (567,266)        -- (1,004,671)
    Accrual for future abandonment costs and
      interest
      on cost carryforward........................    (127,301)     (39,300)        --   (128,166)    (23,906)        --   (318,673)
                                                  -------------  ----------  ---------  ---------  ----------  ---------  ----------
  Net Proceeds
    (Excess Costs)................................ $   682,504   $1,465,457  $      --  $1,526,999 $ (534,164) $    (862) $3,139,934
                                                  =============  ==========  =========  ========== ==========  =========  ==========
Trust share of net proceeds (99.99%)..............                                                                        $3,139,620
90% of Production Volumes and Average Sales Prices                                                                        ==========
    Crude oil, condensate and natural gas liquids
      (Bbls)......................................       2,886       95,368         --     10,478       4,590         --     113,322
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Average sales price per Bbl................... $     16.09   $    14.55  $      --  $   14.82  $    15.42  $      --  $    14.65
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Natural gas (Mcf).............................   1,043,249      916,441         --  1,451,446     251,850         --   3,662,986
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Average sales price per Mcf................... $      1.58   $     1.44  $      --  $    1.60  $     1.47  $      --  $     1.54
                                                  =============  ==========  =========  ========== ==========  =========  ==========
Producing wells (gross)...........................           3            2         --          2           3         --          10
YEAR ENDED DECEMBER 31, 1994:
  90% of--
    Gross proceeds................................ $ 2,959,607   $4,601,565  $      --  $5,152,672 $  901,303  $  37,426 $13,652,573
  Less 90% of--
    Operating costs...............................    (695,863)  (1,066,432)   (21,468)  (821,338)   (328,137)        -- (2,933,238)
    Capital costs recovered.......................          --     (139,781)        --   (408,174)   (357,466)        --   (905,421)
    Accrual for future abandonment costs..........    (220,874)    (241,308)        --   (281,331)   (131,735)   166,860   (708,388)
                                                  -------------  ----------  ---------  ---------  ----------  ---------  ----------
  Net Proceeds
    (Excess Costs)................................ $ 2,042,870   $3,154,044  $ (21,468) $3,641,829 $   83,965  $ 204,286  $9,105,526
                                                  =============  ==========  =========  ========== ==========  =========  ==========
Trust share of net proceeds (99.99%)..............                                                                        $9,104,615
90% of Production Volumes and Average Sales Prices                                                                        ==========
    Crude oil, condensate and natural gas liquids
      (Bbls)......................................       2,723      148,672         --     26,188       4,192         --     181,775
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Average sales price per Bbl................... $     13.56   $    13.28  $      --  $   12.57  $    14.44  $      --  $    13.21
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Natural gas (Mcf).............................   1,462,904    1,378,661         --  2,340,734     398,489         --   5,580,788
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Average sales price per Mcf................... $      2.00   $     1.91  $      --  $    2.06  $     2.11  $      --  $     2.01
                                                  =============  ==========  =========  ========== ==========  =========  ==========
Producing wells (gross)...........................           3            2         --          2           3         --          10
YEAR ENDED DECEMBER 31, 1993:
  90% of--
    Gross proceeds................................ $ 4,663,978   $9,697,901  $    (977) $2,656,275 $1,265,034  $      -- $18,282,211
  Less 90% of--
    Operating costs...............................    (654,727)  (1,229,157)   (15,566)  (697,901)   (356,270)   (15,516)(2,969,137)
    Capital costs recovered.......................       5,850         (391)        --   (527,898)    (28,854)        --   (551,293)
    Accrual for future abandonment costs..........    (208,538)    (276,481)        (9)  (339,421)    (68,233)        --   (892,682)
                                                  -------------  ----------  ---------  ---------  ----------  ---------  ----------
  Net Proceeds
    (Excess Costs)................................ $ 3,806,563   $8,191,872  $ (16,552) $1,091,055 $  811,677  $ (15,516)$13,869,099
                                                  =============  ==========  =========  ========== ==========  =========  ==========
Trust share of net proceeds (99.99%)..............                                                                       $13,867,712
90% of Production Volumes and Average Sales Prices                                                                        ==========
    Crude oil, condensate and natural gas liquids
      (Bbls)......................................       7,865      264,862         --     13,929       2,533         --     289,189
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Average sales price per Bbl................... $     17.12   $    15.46  $      --  $   13.67  $    17.41  $      --  $    15.44
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Natural gas (Mcf).............................   2,188,005    2,663,028         --  1,213,236     224,087         --   6,288,356
                                                  =============  ==========  =========  ========== ==========  =========  ==========
    Average sales price per Mcf................... $      2.06   $     2.10  $      --  $    2.07  $     3.75  $      --  $     2.20
                                                  =============  ==========  =========  ========== ==========  =========  ==========
Producing wells (gross)...........................           3            3         --          3           3         --          12

------------
o The amounts shown are for the Mesa Offshore Royalty Partnership.
o Producing wells indicates the gross number of wells capable of production as of the end of the period.
o Gross proceeds is based on actual production for a twelve-month period ending on October 31 of each year, respectively.
o Capital costs recovered represent capital costs incurred during the current or prior period to the extent that such costs have been recovered by Mesa from gross proceeds.
o The cost carryforward resulting from the drilling on Matagorda Island 624 was $138,514 at December 31, 1995. See the Operational Review Section for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             MESA OFFSHORE TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME

                                                YEARS ENDED DECEMBER 31
                                      --------------------------------------------
                                          1995           1994            1993
                                      -------------  -------------  --------------
Royalty income....................... $   3,139,620  $   9,104,615  $   13,867,712
Interest income......................        91,788        104,372          97,855
General and administrative expense...      (427,546)      (425,276)       (506,798)
                                      -------------  -------------  --------------
Distributable income................. $   2,803,862  $   8,783,711  $   13,458,769
                                      -------------  -------------  --------------
                                      -------------  -------------  --------------
Distributable income per unit........ $       .0390  $       .1220  $        .1870
                                      -------------  -------------  --------------
                                      -------------  -------------  --------------

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                         DECEMBER 31
                                                                             ------------------------------------
                                                                                   1995               1994
                                                                             -----------------  -----------------
                                  ASSETS
Cash and short-term investments............................................  $       2,015,016  $       3,171,260
Interest receivable........................................................             21,275             25,821
Net overriding royalty interest in oil and gas properties..................        380,905,000        380,905,000
     Less: accumulated amortization........................................       (379,837,840)      (379,377,203)
                                                                             -----------------  -----------------
                                                                             $       3,103,451  $       4,724,878
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------
                       LIABILITIES AND TRUST CORPUS
Reserve for trust expenses.................................................  $       2,000,000  $       2,000,000
Distribution payable.......................................................             36,291          1,197,081
Trust corpus (71,980,216 units of beneficial
  interest authorized and outstanding).....................................          1,067,160          1,527,797
                                                                             -----------------  -----------------
                                                                             $       3,103,451  $       4,724,878
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

                    STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                             YEARS ENDED DECEMBER 31
                                                                 ------------------------------------------------
                                                                      1995            1994             1993
                                                                 --------------  --------------  ----------------
Trust corpus, beginning of year................................  $    1,527,797  $    3,208,542  $      5,847,081
     Distributable income......................................       2,803,862       8,783,711        13,458,769
     Distributions to unitholders..............................      (2,803,862)     (8,783,711)      (13,458,769)
     Amortization of net overriding royalty interest...........        (460,637)     (1,680,745)       (2,638,539)
                                                                 --------------  --------------  ----------------
Trust corpus, end of year......................................  $    1,067,160  $    1,527,797  $      3,208,542
                                                                 --------------  --------------  ----------------
                                                                 --------------  --------------  ----------------

  The accompanying notes are an integral part of these financial statements.

                             MESA OFFSHORE TRUST
                        NOTES TO FINANCIAL STATEMENTS

(1)  TRUST ORGANIZATION AND PROVISIONS

  THE TRUST

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust is an independent trust administered by Texas Commerce Bank National Association, as trustee (the "Trustee").

     The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that:

        (a) the Trust cannot engage in any business or investment activity or purchase any assets;

        (b) the interest in the Partnership can be sold in part or in total for cash upon approval of the unitholders;

        (c) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowings;

        (d) the Trustee will make cash distributions to the unitholders in January, April, July and October of each year as discussed more fully in Note 4; and

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by the unitholders in favor of termination. Amounts earned by the Trustee as compensation were $149,000, $177,500 and $207,000 for the years 1995, 1994 and 1993, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

  THE PARTNERSHIP

     The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). MESA Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership.

     The Partnership is owned 99.99% by the Trust and 0.01% by Mesa Operating Co. ("Mesa"), an operating subsidiary of MESA Inc. Mesa serves as the managing general partner of the Partnership. Mesa receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

  STATUS OF THE TRUST

     Mesa has advised the Trust that in October 1995 it completed the drilling on Matagorda Island block 624 and that it plans to drill up to five wells from the existing "A" platform on the South Marsh Island 155 block during 1996. Mesa has advised the Trust that no royalty income will be paid to the Trust until MESA Inc. recovers the drilling costs along with any additional completion costs required if the drilling is successful. In addition, if payments of royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid during the period that royalty income was not paid to the Trust.

                             MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. The December 31, 1995, reserve report prepared for the Partnership indicates that the recovery of costs associated with the Matagorda Island 624 and South Marsh Island 155 and 156 development drilling programs will cause the Trust to be in a deficit for 1996. As such, 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. If drilling is successful, the effect on royalty income and Trust reserves will depend on the quality and quantity of reserves found.

     In addition, MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to Mesa Inc.'s current financial forecasts, which indicate that Mesa Inc. will be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. In an effort to address its liquidity issues, in July 1995 MESA Inc.'s Board of Directors approved and implemented a proposal solicitation process which expanded its exploration of strategic alternatives from the selling of the Hugoton field to include consideration of the sale of MESA Inc., a stock-for-stock merger, joint ventures, asset sales, equity infusions, and refinancing transactions. On February 28, 1996, MESA Inc. signed a letter of intent with Rainwater, Inc. (Rainwater), an independent investment company owned by Ft. Worth, Texas, investor Richard Rainwater, to raise $265 million of equity in connection with a refinancing of MESA Inc.'s debt. The proposed transaction is subject to certain conditions, including negotiation and execution of definitive agreements, arrangement of the new debt financing, due diligence by Rainwater and MESA Inc. stockholder approval. There can be no assurance that this transaction will be completed, what the final terms or timing thereof will be. Further, there can be no assurance regarding the availability or terms of any refinancing debt.

     If the Rainwater transaction is not completed, MESA Inc. has advised the Trust it will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

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

(2)  NET OVERRIDING ROYALTY INTEREST

     The instruments conveying the Royalty to the Partnership provide that Mesa will calculate and pay to the Partnership each month an amount equal to 90% of aggregate net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by Mesa from sales of its share of oil and gas from the Royalty Properties (gross proceeds) over the operating and capital costs incurred. Costs exceeding gross proceeds for any month are recovered by Mesa, with interest thereon at the prime rate of the Bank of America plus one-half percent, out of future gross proceeds prior to making further royalty payments to the Partnership.

     The initial carrying value of the Royalty represented the net book value assigned by Mesa to the Royalty Properties at the date of transfer to the Trust. Amortization of the Royalty, which is calculated

                             MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED on the basis of current royalty income in relation to estimated future royalty income, is charged directly to trust corpus since such amounts do not affect distributable income.

(3)  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the following basis:

        (a) Royalty income recorded for a month is the Trust's interest in the amount computed and paid by the working interest owner to the Partnership for such month rather than either the value of a portion of the oil and gas produced by the working interest owner for such month or the amount subsequently determined to be 90% of the net proceeds for such month;

        (b) Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

        (c) Trust general and administrative expenses are recorded in the month they accrue.

     This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with generally accepted accounting principles because, under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

(4)  DISTRIBUTIONS TO UNITHOLDERS

     Under the terms of the Trust Indenture, the Trustee must distribute to the unitholders all cash receipts, after paying liabilities and providing for cash reserves as determined necessary by the Trustee. The amounts distributed are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the dates of distribution.

(5)  FEDERAL INCOME TAXES

     The Trustee reports on the basis that the Trust is a grantor trust. Based on its previous audit policy, the Internal Revenue Service (the "IRS") is expected to concur with such action. No IRS ruling has been received or requested with respect to the Trust, however, and no court case has been decided involving identical facts and circumstances. It is possible, therefore, that the IRS would assert upon audit that the Trust is taxable as a corporation and that a court might agree with such assertion.

     As a grantor trust, the Trust will incur no federal income tax liability. In addition, it will incur little or no federal income tax liability if it is held to be a non-grantor trust. If the Trust were held to be taxable as a corporation, it would have to pay tax on its net taxable income at the corporate rate.

(6)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 1995 and 1994, are based on a report prepared by MESA Inc. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve

                             MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

         Future prices for natural gas were based on prices in effect as of each year end and existing contract terms. Prices being received as of each year end were used for sales of oil, condensate and natural gas liquids. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

     There are numerous uncertainties inherent in estimating the quantities and value of proved reserves and in projecting the future rates of production and timing of expenditures. The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted values should not be construed as representative of the current market value of the Royalty. A market value determination would include many additional factors including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on the future royalties; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and
(vi) other business risks.

     Estimates of reserve volumes attributable to the Royalty are shown in order to comply with requirements of the SEC. There is no precise method of allocating estimates of physical quantities of reserve volumes between Mesa and the Partnership, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. The quantities of reserves attributable to the Partnership have been and will be affected by changes in various economic factors utilized in estimating net revenues from the Royalty Properties, as well as any exploration activities which may be conducted by Mesa. Therefore, the estimates of reserve volumes set forth below are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

     The future net revenues contained in the previously mentioned reserve report have not been reduced for future general and administrative costs and expenses of the Trust, which are expected to approximate $500,000 annually. The general and administrative costs and expenses of the Trust may increase in future years, depending on the amount of royalty income, increases in accounting, engineering, legal, and other professional fees and other factors.

                             MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

     The following schedules set forth (i) the estimated net quantities of proved and proved developed oil, condensate and natural gas liquids and natural gas reserves attributable to the Royalty, and (ii) the standardized measure of the discounted future royalty income attributable to the Royalty and the nature of changes in such standardized measure between years. These schedules are prepared on the accrual basis, which is the basis on which Mesa maintains its production records and is different from the basis on which the Royalty is computed.

   ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                            OIL,
                                         CONDENSATE
                                        AND NATURAL       NATURAL
                                        GAS LIQUIDS         GAS
                                        ------------   -------------
                                           (BBLS)          (MCF)

Proved Reserves:
     December 31, 1992...............      702,762        11,992,230
           Revisions of previous
              estimates..............     (277,918)       (1,148,045)
           Production................     (219,494)       (4,772,862)
                                        ------------   -------------
     December 31, 1993...............      205,350         6,071,323
                                        ------------   -------------
           Revisions of previous
              estimates..............       64,908         1,047,161
           Extensions, discoveries
              and other additions....        4,044           241,830
           Production................     (121,244)       (3,722,386)
                                        ------------   -------------
     December 31, 1994...............      153,058         3,637,928
                                        ------------   -------------
           Revisions of previous
              estimates..............        2,937          (611,229)
           Extensions, discoveries
              and other additions....       45,832           827,402
           Production................      (48,659)       (1,572,839)
                                        ------------   -------------
     December 31, 1995...............      153,168         2,281,262
                                        ============   =============
Proved Developed Reserves:
     December 31, 1993...............      205,350         6,071,323
                                        ============   =============
     December 31, 1994...............      144,702         3,080,069
                                        ============   =============
     December 31, 1995...............      116,623         1,621,034
                                        ============   =============

------------
  (See Notes on following page.)

                             MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

              STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
     PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds....................................................  $  21,205  $  17,686
Less ninety percent of --
     Future operating costs................................................................     (8,740)    (6,881)
     Future capital costs, net of amounts previously accrued...............................     (5,191)    (2,529)
                                                                                             ---------  ---------
Future royalty income......................................................................      7,274      8,276
Discount at 10% per annum..................................................................     (1,635)    (1,399)
                                                                                             ---------  ---------
Standardized measure of future royalty
  income from proved oil and gas reserves..................................................  $   5,639  $   6,877
                                                                                             =========  =========


      CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                    YEARS ENDED DECEMBER 31
                                                                               ---------------------------------
                                                                                 1995       1994        1993
                                                                               ---------  ---------  -----------
                                                                                        (IN THOUSANDS)
Standardized measure at beginning of year....................................  $   6,877  $  14,779  $    31,419
                                                                               ---------  ---------  -----------
     Revisions of previous estimates.........................................       (271)      (570)      (5,914)
     Extensions, discoveries and other additions.............................      1,485        295      --
     Royalty income..........................................................     (3,140)    (9,105)     (13,868)
     Accretion of discount...................................................        688      1,478        3,142
                                                                               ---------  ---------  -----------
     Net changes in standardized measure.....................................     (1,238)    (7,902)     (16,640)
                                                                               ---------  ---------  -----------
Standardized measure at end of year..........................................  $   5,639  $   6,877  $    14,779
                                                                               =========  =========  ===========

------------
 o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31, of the respective years as follows: 1995, 123,220 Bbls; 1994, 133,466 Bbls; 1993, 178,662 Bbls.

 o The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

 o The "Future capital costs, net of amounts previously accrued" at December 31, 1995 includes, in thousands, $9,076 of future abandonment costs net of $8,335 previously accrued by Mesa.

                             MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS--CONTINUED

(7)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   SUMMARIZED QUARTERLY RESULTS
                                                                        THREE MONTHS ENDED
                                                  --------------------------------------------------------------
                                                    MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------  -------------    -------------     ------------

1995:
Royalty income..................................  $   1,303,852  $     836,005      $ 879,243        $   120,520
Distributable income............................  $   1,246,506  $     688,638      $ 832,427        $    36,291
Distributable income per unit...................  $       .0173  $       .0096      $   .0116        $     .0005

1994:
Royalty income..................................  $   2,857,966  $   2,812,772      $2,170,576       $ 1,263,301
Distributable income............................  $   2,771,861  $   2,680,882      $2,133,887       $ 1,197,081
Distributable income per unit...................  $       .0385  $       .0372      $   .0296        $     .0167

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TEXAS COMMERCE BANK NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1995 and 1994, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1995 and 1994, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1995, on the basis of accounting described in
Note 3.

     The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As set forth in Note 1, MESA Inc. has advised the Trust that it intends to commence additional drilling on certain Trust properties in 1996. After drilling commences, no royalty income will be paid to the Trust until MESA Inc. recovers the drilling costs along with any additional completion costs. Thus, it is possible that, as early as 1996, the Trust may commence a period of three successive years in which annual net royalty income could be below the defined minimum threshold, resulting in termination of the Trust as early as the end of 1998. Also, as discussed further in Note 1, MESA Inc. has advised the Trust that the report of its independent public accountants on its 1995 financial statements includes a going concern paragraph, which discusses MESA Inc.'s inability to meet its debt service requirements in 1996. These circumstances could have significant effects on the Trust, which could include termination of the Trust, although the precise nature of such effects cannot be predicted at this time. These circumstances raise substantial doubt about the Trust's ability to continue as a going concern. The financial statements do not include any adjustments that might result from these circumstances.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There are no directors or executive officers of the Registrant. The Trustee is a corporate trustee which may be removed by the affirmative vote of a majority of the units then outstanding at a meeting of the holders of units of beneficial interest of the Trust at which a quorum is present.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. Not applicable.

     (B) SECURITY OWNERSHIP OF MANAGEMENT. Not applicable.

     (C) CHANGES IN CONTROL. Registrant knows of no arrangement, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                    PAGE IN THIS
                                                                      FORM 10-K
                                                                    ------------
Statements of Distributable Income...................................     24
Statements of Assets, Liabilities and Trust Corpus...................     24
Statements of Changes in Trust Corpus................................     24
Notes to Financial Statements........................................     25
Report of Independent Public Accountants.............................     32

     (a)(2) SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA OFFSHORE TRUST

                                          By  TEXAS COMMERCE BANK NATIONAL
                                              ASSOCIATION, TRUSTEE

                                          By   /s/  MICHAEL J. ULRICH
                                                    Michael J. Ulrich
                                                  Senior Vice President
                                                     & Trust Officer

March 26, 1996

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                  EXHIBIT INDEX

                                                                                           SEC FILE
                                                                                              OR
                                                                                         REGISTRATION       EXHIBIT
                                                                                            NUMBER          NUMBER
                                                                                         ------------       -------

     4(a)        *Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                  Commerce Bank National Association, as Trustee, dated December 15,
                  1982...............................................................   2-79673               10(gg)

     4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                  Offshore Royalty Partnership, dated December 15, 1982..............   2-79673               10(hh)

     4(c)        *Partnership Agreement between Mesa Offshore Management Co. and
                  Texas Commerce Bank National Association, as Trustee, dated
                  December 15, 1982..................................................   2-79673               10(ii)

     4(d)        *Amendment to Partnership Agreement between Mesa Offshore Management
                  Co., Texas Commerce Bank National Association, as Trustee, and Mesa
                  Operating Limited Partnership, dated December 27, 1985 (Exhibit
                  4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore
                  Trust).............................................................    1-8432                4(d)

     4(e)        *Amendment to Partnership Agreement between Texas Commerce Bank
                  National Association, as Trustee, and Mesa Operating dated as of
                  January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                  31, 1993 of Mesa Offshore Trust)...................................    1-8432                4(e)

     27           Financial Data Schedule

------------
 * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.