Form 10-Q
period 1996-03-31
MESA OFFSHORE TRUST
filed 1996-05-14
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ________________ TO ______________________

                          COMMISSION FILE NUMBER 1-8432

                               MESA OFFSHORE TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                            76-6004065

        (STATE OF INCORPORATION                              (I.R.S. EMPLOYER
           OR ORGANIZATION)                                 IDENTIFICATION NO.)

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

     As of May 10, 1996 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1996           1995
                                       -------------  -------------
Royalty income.......................  $      36,014  $   1,303,852
Interest income......................         15,789         24,172
General and administrative expense...        (51,803)       (81,518)
                                       -------------  -------------
     Distributable income............  $    --        $   1,246,506
                                       =============  =============

     Distributable income per unit...  $    --        $       .0173
                                       =============  =============


               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          MARCH 31,        DECEMBER 31,
                                            1996               1995
                                        -------------      -------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments......   $   1,835,590      $   2,015,016
Interest receivable..................           6,200             21,275
Net overriding royalty interest in
  oil and gas properties.............     380,905,000        380,905,000
Accumulated amortization.............    (379,842,595)      (379,837,840)
                                        -------------      -------------
                                        $   2,904,195      $   3,103,451
                                        =============      =============

    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........   $   1,841,790      $   2,000,000
Distributions payable................        --                   36,291
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........       1,062,405          1,067,160
                                        -------------      -------------
                                        $   2,904,195      $   3,103,451
                                        =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1996           1995
                                       -------------  -------------
Trust corpus, beginning of period....  $   1,067,160  $   1,527,797
     Distributable income............       --            1,246,506
     Distributions to unitholders....       --           (1,246,506)
     Amortization of net overriding
        royalty interest.............         (4,755)      (216,642)
                                       -------------  -------------
Trust corpus, end of period..........  $   1,062,405  $   1,311,155
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

STATUS OF THE TRUST

     Mesa has advised the Trust that it is pursuing its planned drilling program on the South Marsh Island property which includes up to five wells from the existing "A" platform on the South Marsh Island 155 block during 1996. Mesa has advised the Trust that no Royalty income will be paid to the Trust until Mesa recovers all costs related to the South Marsh Island drilling along with any additional completion costs required if the drilling is successful. In addition, if payments of Royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid during the period that Royalty income was not paid to the Trust. The recovery of costs associated with the Matagorda Island and South Marsh Island drilling programs is expected to cause the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture; therefore 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. If the drilling is successful, the effect on Royalty income and Trust reserves will depend on the quality and quantity of reserves found.

     MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s current financial forecasts, which indicate that MESA Inc. will be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. Subsequent to the issuance of its 1995 financial statements, MESA Inc. revised its financial forecasts to reflect actual first quarter 1996 results and expectations of increased prices to be received for production during the remainder of 1996. As a result, MESA Inc. expects to have sufficient available cash and investment balances at June 30, 1996 to meet its obligations. However, assuming no changes in its capital structure and no significant transactions are completed, available cash and securities balances are not expected to be sufficient to meet such obligations in the second half of 1996.

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. (Rainwater) intended to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of MESA Inc.'s remaining debt. The proposed transaction is subject to MESA Inc. stockholder approval. There can be no assurance that this transaction will be completed, what the final terms or timing thereof will be. If the Rainwater transaction is not completed, MESA Inc. has advised the Trust it will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

     MESA Inc.'s projected debt service problems, as well as any refinancing, restructuring or other strategic alternative, could have significant effects on the Trust, although the precise nature of such effects cannot be predicted or quantified at this time. No assurance can be given by the Trust regarding MESA Inc.'s financial condition. An event of bankruptcy of MESA Inc. that includes the Managing General Partner would cause a dissolution of the Partnership which could cause a termination of the

                              MESA OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
Trust as described above. An event of bankruptcy of MESA Inc. could also result in a delay in receipt of royalty payments by the Trust, increased administrative expenses of the Trust and other effects which cannot be predicted or quantified at this time.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association (Trustee) in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1995 Annual Report on Form 10-K.

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

          (c) Trust general and administrative expenses are recorded in the month they accrue;

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

     This basis for reporting royalty income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with generally accepted accounting principles in several respects. Under such principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income would be calculated only for the periods covered by the financial statements and would exclude interest from the period end to the date of distribution.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the financial position of MESA Inc., the drilling program currently being pursued by Mesa and the potential effects of such matters on the Trust, are forward-looking statements. Although MESA Inc. has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

FINANCIAL REVIEW

     During the first quarter of 1996, the Trust had no distributable income, as compared to $1,246,506, representing $.0173 per unit, of distributable income in the first quarter of 1995. The suspension of distributions is due to expenses related to the drilling on South Marsh Island and Matagorda Island discussed below. The per unit amounts of distributable income for the first quarter of 1996 and 1995 were earned by month as follows:

                                         1996       1995
                                       ---------  ---------
January..............................  $  --      $   .0058
February.............................     --          .0060
March................................     --          .0055
                                       ---------  ---------
                                       $  --      $   .0173
                                       =========  =========

     Royalty income decreased to $36,014 in the first quarter of 1996 as compared to $1,303,852 for the first quarter of 1995. The decrease in Royalty income is due to the recovery of drilling costs by Mesa on the South Marsh Island blocks 155 and 156 and Matagorda Island 624.

     Production volumes for natural gas decreased to 763,371 Mcf in the first quarter of 1996 from 1,126,855 Mcf in the first quarter of 1995. The average price received for natural gas was $2.27 per Mcf in the first quarter of 1996 compared to $1.64 per Mcf in the first quarter of 1995.

     Crude oil, condensate and natural gas liquids production decreased to 18,809 barrels in the first quarter of 1996 from 35,732 barrels in the first quarter of 1995. The average price received for crude oil, condensate and natural gas liquids was $16.00 per barrel in the first quarter of 1996, compared to $15.22 per barrel in the first quarter of 1995.

OPERATIONAL REVIEW

     Mesa has advised the Trust that during the first quarter its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Neste and Conoco, and that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 1996 were generally higher than spot market prices in the first quarter of 1995.

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

     The Brazos A-7 and A-39 blocks experienced a decrease in production in the first quarter of 1996 as compared to the first quarter of 1995 primarily due to natural production decline. During 1995, Mesa purchased a three dimensional seismic survey of the A-7 block at a cost of $222,000 ($200,000 net to the Trust). Mesa is currently evaluating the survey. On block A-39, well A-3 ceased production in February 1996. Mesa commenced operations in April to perform a through tubing recompletion in the A-3 well. Operational problems were encountered, and the work was suspended at an estimated cost of $85,000 ($38,250 net to the Trust). It is anticipated that an additional $210,000 ($94,500 net to the Trust) will be required to finish the operation.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the first quarter of 1996 as compared to the first quarter of 1995, primarily due to natural production decline. During 1994 Mesa obtained a new seismic survey for block 155 to better evaluate exploration and development opportunities. The cost of the survey was approximately $280,000 ($176,000 net to the Trust). In the first quarter of 1995, Mesa's management approved the purchase of additional three dimensional seismic data for the west half at block 156 at an estimated cost of $198,000 ($125,000 net to the Trust). Mesa has advised the Trust that it is pursuing its planned drilling program on this property which includes up to five wells from the existing "A" platform. Mesa commenced drilling in February 1996 with the A-20 development well on South Marsh Island block 156. The A-20 well was drilled and completed at a cost of $2,519,000 ($1,587,000 net to the Trust). The well encountered 70 feet of net gas pay and tested 14.6 MMcf of natural gas and 264 barrels of condensate per day. The A-21 well was drilled and completed in the second quarter of 1996 at a cost of $1,914,000 ($1,206,000 net to the Trust). The well tested 4.5 MMcf of natural gas per day from 31 feet of gas pay. The A-6 sidetrack well was drilled in the second quarter of 1996 at a cost of $1,980,000 ($1,247,000 net to the Trust) and encountered 63 feet of hydrocarbon pay. Mesa intends to complete and test the well in May. Mesa intends to commence drilling the A-22 exploratory well on South Marsh Island 155 during May 1996, with a completed well cost estimated at approximately $6.0 million ($3.8 million net to the Trust). Depending on the success of the A-22 exploratory well, an additional well may be drilled on the South Marsh Island block 155, with a completed well cost estimated at approximately $6.0 million ($3.8 million net to the Trust). Mesa anticipates that completion of these latter two wells, if each is undertaken, would occur by the fourth quarter of 1996.

     West Delta 61 and 62 production decreased in the first quarter of 1996 as compared to the first quarter of 1995 primarily due to natural production declines. The Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest. In addition, Mesa has advised the Trust that it has purchased a three dimensional seismic survey of this property at a cost of approximately $513,000 ($462,000 net to the Trust). The data from this survey is currently being evaluated by Mesa.

     Matagorda Island 624 production increased in the first quarter of 1996 in comparison to the first quarter of 1995 due to production from the A-8 well drilled in the fourth quarter of 1995. Mesa successfully drilled the A-8 development well in the fourth quarter of 1995 to a total depth of 9,470 feet at an estimated cost of $3,202,000 ($940,000 net to the Trust). The well encountered 29 feet of net gas pay and tested approximately 20 MMcf of natural gas and 270 barrels of condensate per day. However, production from the A-8 well declined rapidly and it is currently producing .8 MMcf per day and 4 barrels of condensate per day.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by Mesa, see the Trust's 1995 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were $149,000, $177,500, and $207,000 for the years 1995, 1994 and 1993, respectively. Royalty income of $3,139,620 for 1995 was above the termination threshold prescribed in the Indenture.

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

     In addition, MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s current financial forecasts, which indicate that MESA Inc. will be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. Subsequent to the issuance of its 1995 financial statements, MESA Inc. revised its financial forecasts to reflect actual first quarter 1996 results and expectations of increased prices to be received for production during the remainder of 1996. As a result, MESA Inc. expects to have sufficient available cash and investment balances at June 30, 1996 to meet its obligations. However, assuming no changes in its capital structure and no significant transactions are completed, available cash and securities balances are not expected to be sufficient to meet such obligations in the second half of 1996.

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. (Rainwater) intended to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of of MESA Inc.'s remaining debt. The proposed transaction is subject to MESA Inc. stockholder approval. There can be no assurance that this transaction will be completed, what the final terms or timing thereof will be. If the Rainwater transaction is not completed, MESA Inc. has advised the Trust it will pursue other alternatives to address its liquidity issues and financial condition, including other potential transactions arising from the proposal solicitation process, the possibility of seeking to restructure its balance sheet by negotiating with its current debt holders or seeking protection from its creditors under the Federal Bankruptcy Code.

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

     As discussed above, Mesa has advised the Trust that it is pursuing its planned drilling program on the South Marsh Island property which includes up to five wells from the existing "A" platform on the South Marsh Island 155 block during 1996. Mesa anticipates that the total cost of these five wells, if each is drilled, will be approximately $22 million ($14 million net to the Trust). During the first quarter of 1996, Mesa recovered approximately $1.5 million ($1.4 million net to the Trust) in drilling expenses. Mesa has advised the Trust that no Royalty income will be paid to the Trust until Mesa recovers all costs related to the South Marsh Island drilling along with any additional completion costs required if the drilling is successful. In addition, if payments of Royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid during the period that Royalty income was not paid to the Trust. The recovery of costs associated with the Matagorda Island and South Marsh Island drilling programs is expected to cause the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture; therefore 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. If the drilling is successful, the effect on Royalty income and Trust reserves will depend on the quality and quantity of reserves found.

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                       SOUTH
                                          BRAZOS       MARSH         WEST
                                         A-7 AND     ISLAND 155    DELTA 61    MATAGORDA
                                           A-39       AND 156       AND 62     ISLAND 624       TOTAL
                                      ------------  ----------   -----------  ----------   -------------
THREE MONTHS ENDED MARCH 31, 1996:
   Ninety percent of gross proceeds..  $    393,557  $  573,676   $   841,901  $  221,187   $   2,030,321
     Less ninety percent of --
        Operating expenditures.......      (154,303)   (164,073)     (157,950)    (93,250)       (569,576)
     Capital costs recovered.........       --       (1,061,721)      --         (294,442)     (1,356,163)
     Accrual for future abandonment
        costs........................       (28,769)      2,917       (40,460)     (2,252)        (68,564)
                                       ------------  ----------   -----------  ----------   -------------
     Net proceeds (excess costs).....  $    210,485  $ (649,201)  $   643,491  $ (168,757)  $      36,018
                                       ============  ===========  ===========  ===========  =============
     Trust share of net proceeds
        (99.99%).....................                                                       $      36,014
                                                                                            =============
Production Volumes and Average
  Prices:
     Crude oil, condensate and
        natural gas liquids (Bbls)...           383      14,953         1,941       1,532          18,809
                                       ============  ==========   ===========  ==========  ==============
     Average sales price per Bbl.....  $      16.44  $    15.85   $     15.18  $    18.39   $       16.00
                                       ============  ==========   ===========  ==========  ==============
     Natural gas (Mcf)...............       193,166     141,980       329,189      99,036         763,371
                                       ============  ==========   ===========  ==========  ==============
     Average sales price per Mcf.....  $       2.00  $     2.37   $      2.47  $     1.95   $        2.27
                                       ============  ==========   ===========  ==========  ==============
     Producing wells.................             2           2             2           3               9
                                       ============  ==========   ===========  ==========  ==============
THREE MONTHS ENDED MARCH 31, 1995:
     Ninety percent of gross
        proceeds.....................  $    546,014  $  914,071   $   799,110  $  127,908   $   2,387,103
     Less ninety percent of --
        Operating expenditures.......      (145,940)   (450,707)     (183,702)    (94,440)       (874,789)
     Capital costs recovered.........       --          (32,778)      (56,475)     --             (89,253)
     Accrual for future abandonment
        costs........................       (31,230)    (40,799)      (27,254)    (19,796)       (119,079)
                                       ------------  ----------   -----------  ----------   -------------
     Net proceeds (excess costs).....  $    368,844  $  389,787   $   531,679  $   13,672   $   1,303,982
                                       ============  ==========   ===========  ==========   =============
     Trust share of net proceeds
        (99.99%).....................                                                       $   1,303,852
                                                                                            =============
Production Volumes and Average
  Prices:
     Crude oil, condensate and
        natural gas liquids (Bbls)...           936      30,170         3,469       1,157          35,732
                                       ============  ==========   ===========  ==========   =============
     Average sales price per Bbl.....  $      15.50  $    15.32   $     14.32  $    15.00   $       15.22
                                       ============  ==========   ===========  ==========   =============
     Natural gas (Mcf)...............       323,719     291,434       441,390      70,312       1,126,855
                                       ============  ==========   ===========  ==========   =============
     Average sales price per Mcf.....  $       1.64  $     1.55   $      1.70  $     1.57   $        1.64
                                       ============  ==========   ===========  ==========   =============
     Producing wells.................             3           2             2           3              10

- ------------

o  The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended March 31, 1996 and 1995 represent actual production for the periods November 1995 through January 1996 and November 1994 through January 1995, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by Mesa from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o The cost carryforward resulting from the drilling on South Marsh Island 155 was $102,875 at March 31, 1996.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                         SEC FILE
                                                            OR
                                                       REGISTRATION    EXHIBIT
                                                          NUMBER       NUMBER
                                                       ------------    ------
  4(a)      *Mesa Offshore Trust Indenture between
             Mesa Petroleum Co. and Texas Commerce
             Bank National Association, as
             Trustee, dated December 15, 1982.....      2-79673        10(gg)
  4(b)      *Overriding Royalty Conveyance between
             Mesa Petroleum Co. and Mesa Offshore
             Royalty Partnership, dated December
             15, 1982.............................      2-79673        10(hh)
  4(c)      *Partnership Agreement between Mesa
             Offshore Management Co. and Texas
             Commerce Bank National Association,
             as Trustee, dated December 15,
             1982.................................      2-79673        10(ii)
  4(d)      *Amendment to Partnership Agreement
             between Mesa Offshore Management Co.,
             Texas Commerce Bank National
             Association, as Trustee, and Mesa
             Operating Limited Partnership, dated
             December 27, 1985 (Exhibit 4(d) to
             Form 10-K for year ended December 31,
             1992 of Mesa Offshore Trust).........       1-8432         4(d)
  4(e)      *Amendment to Partnership Agreement
             between Texas Commerce Bank National
             Association, as Trustee and Mesa
             Operating dated as of January 5, 1994
             (Exhibit 4(e) to Form 10-K for year
             ended December 31, 1993 of Mesa
             Offshore Trust)......................       1-8432         4(e)
 27          Financial Data Schedule

  (B)  REPORTS ON FORM 8-K
     None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA OFFSHORE TRUST

                                                    TEXAS COMMERCE BANK
                                          By        NATIONAL ASSOCIATION
                                                         TRUSTEE
                                          By        MICHAEL J. ULRICH
                                                    MICHAEL J. ULRICH
                                              SENIOR VICE PRESIDENT & TRUST
                                                        OFFICER
Date:  May 13, 1996

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.
                                      11