Form 10-Q
period 1996-06-30
MESA OFFSHORE TRUST
filed 1996-08-13
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
     1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________________ TO ______________________

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

     As of August 9, 1996 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                          1996         1995         1996         1995
                                       ----------  ------------  ----------  ------------
Royalty income.......................  $   --      $    836,005  $   36,014  $  2,139,857
Interest income......................      16,961        22,655      32,750        46,827
General and administrative expense...     (16,961)     (170,022)    (68,764)     (251,540)
                                       ----------  ------------  ----------  ------------
     Distributable income............  $   --      $    688,638  $   --      $  1,935,144
                                       ==========  ============  ==========  ============
     Distributable income per unit...  $   --      $      .0096  $   --      $      .0269
                                       ==========  ============  ==========  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,         DECEMBER 31,
                                            1996               1995
                                        -------------      -------------
                                         (UNAUDITED)


               ASSETS
Cash and short-term investments......   $   1,710,286      $   2,015,016
Interest receivable..................           5,957             21,275
Net overriding royalty interest in
  oil and gas properties.............     380,905,000        380,905,000
Accumulated amortization.............    (379,842,595)      (379,837,840)
                                        -------------      -------------
                                        $   2,778,648      $   3,103,451
                                        =============      =============
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........   $   1,716,243      $   2,000,000
Distributions payable................        --                   36,291
Trust corpus (71,980,216 units of
  beneficial interest authorized
  and outstanding)...................       1,062,405          1,067,160
                                        -------------      -------------
                                        $   2,778,648      $   3,103,451
                                        =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                       ----------------------  -----------------------
                                         1996        1995        1996        1995
                                       ----------  ----------  ----------  -----------
Trust corpus, beginning of period....  $1,062,405  $1,311,155  $1,067,160  $ 1,527,797
Distributable income.................     --          688,638     --         1,935,144
Distributions to unitholders.........     --         (688,638)    --        (1,935,144)
Amortization of net overriding
  royalty interest...................     --         (138,881)     (4,755)    (355,523)
                                       ----------  ----------  ----------  -----------
Trust corpus, end of period..........  $1,062,405  $1,172,274  $1,062,405  $ 1,172,274
                                       ==========  ==========  ==========  ===========

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

STATUS OF THE TRUST

     Mesa has advised the Trust that it is continuing its drilling program on the South Marsh Island property consisting of five wells from the existing "A" platform on the South Marsh Island 155/156 block during 1996. Mesa has advised the Trust that no Royalty income will be paid to the Trust until Mesa recovers all costs related to the South Marsh Island drilling program. In addition, if payments of Royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid from the Trust's reserve fund during the period that Royalty income was not paid to the Trust. The recovery of costs associated with the South Marsh Island drilling program is expected to cause the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture; therefore 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. The effect of the South Marsh Island drilling program on Royalty income and Trust reserves will depend on the quality and quantity of reserves found. For additional information regarding the status of this drilling program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Form 10-Q.

     MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s then current financial forecasts, which indicated that MESA Inc. would be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. In fact, MESA Inc. had sufficient available cash and investment balances at June 30, 1996 to meet its obligations.

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of MESA Inc.'s remaining debt. The proposed transaction was approved by MESA Inc.'s stockholders at a special meeting held June 25, 1996 and the equity infusion and the refinancing of substantially all of MESA Inc.'s debt was completed in August of 1996. As a result, MESA Inc. expects it will have sufficient cash flows from operating activities and cash balances to fund its required debt principal and interest obligations in the forseeable future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the financial position of MESA, Inc., the drilling program currently being pursued by Mesa and the potential effects of such matters on the Trust, are forward-looking statements. Although MESA, Inc. has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

FINANCIAL REVIEW

     There was no distributable income for the second quarter of 1996 as compared to distributable income for the second quarter of 1995 of $688,638, representing $.0096 per unit. The per unit amounts of distributable income for the second quarter of 1996 and 1995 were earned by month as follows:


                                         1996       1995
                                       ---------  ---------
April................................  $  --      $  --
May..................................     --          .0047
June.................................     --          .0049
                                       ---------  ---------
                                       $  --      $   .0096
                                       =========  =========

     There was no Royalty income in the second quarter of 1996, compared to Royalty income of $836,005 in the second quarter of 1995. The lack of distributable income and royalty income in the second quarter of 1996 was primarily due to the cost of drilling and completions of projects on South Marsh Island and Matagorda Island.

     Production volumes for natural gas decreased to 726,904 Mcf in the second quarter of 1996 as compared to 982,988 Mcf in the second quarter of 1995. This decrease in production was primarily due to the continued natural decline in the productive capacities of the Royalty Properties. The average price received for natural gas was $2.65 per Mcf in the second quarter of 1996 compared to $1.43 per Mcf in the second quarter of 1995.

     Crude oil, condensate and natural gas liquids production decreased to 24,097 barrels in the second quarter of 1996 as compared to 33,883 barrels in the second quarter of 1995. This decrease in production was primarily due to the continued natural decline in the productive capacities of the Royalty Properties. The average price received for crude oil, condensate and natural gas liquids was $13.68 per barrel in the second quarter of 1996 compared to $13.91 per barrel in the second quarter of 1995.

     For the six months ended June 30, 1996, natural gas production volumes decreased to 1,490,275 Mcf from 2,109,841 Mcf for the first six months ended June 30, 1995. Crude oil, condensate and natural gas liquids production volumes decreased to 42,906 barrels in the first six months of 1996 as compared to 69,614 barrels in the first six months of 1995. The decrease in natural gas production and crude oil, condensate and natural gas liquids production was primarily due to natural production declines.

OPERATIONAL REVIEW

     Mesa has advised the Trust that during the first quarter its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Neste and Conoco, and that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 1996 were generally higher than spot market prices in the second quarter of 1995.

     The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of OPEC and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables.

     The Brazos A-7 and A-39 blocks experienced a decrease in production in the second quarter of 1996 as compared to the second quarter of 1995 primarily due to natural production decline. During 1995, Mesa purchased a three dimensional seismic survey of the A-7 block at a cost of $222,000 ($200,000 net to the Trust). Mesa is currently evaluating the survey. On block A-39, well A-3 ceased production in February 1996. Mesa commenced operations in April to perform a through tubing recompletion in the A-3 well. Operational problems were encountered, and the work was suspended at an estimated cost of $85,000 ($38,000 net to the Trust). It is currently anticipated that an additional $150,000 ($67,500 net to the Trust) will be required to finish the operation.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the second quarter of 1996 as compared to the second quarter of 1995, primarily due to natural production decline. In February 1996 Mesa commenced its South Marsh Island drilling program with the A-20 development well on South Marsh Island block 156. The A-20 well was drilled and completed at a cost of $2,519,000 ($1,587,000 net to the Trust). The well encountered 70 feet of net gas pay and tested 14.6 MMcf of natural gas and 264 barrels of condensate per day. The A-21 well was drilled and completed in the second quarter of 1996 at a cost of $1,914,000 ($1,206,000 net to the Trust). The well tested 4.5 MMcf of natural gas per day from 31 feet of gas pay. The A-6 sidetrack well was drilled and completed in the second quarter of 1996 at a cost of $2,198,000 ($1,385,000 net to the Trust). The well tested 12.8 MMcf of natural gas and 259 barrels of condensate per day from 63 feet of gas pay. Combined production from these three wells is currently 20 MMcf of gas and 360 barrels of condensate per day. The drilling of the A-22 well was completed in the third quarter of 1996 at a cost of $4,700,000 ($2,961,000 net to the Trust). The well was drilled to a total depth of 16,346 feet, encountering 55 feet of gas pay at 11,350 feet and a potentially productive oil pay at 11,000 feet. The deeper objectives in the well were not productive. When completed, the total cost of the A-22 is estimated at $5,500,000 ($3,465,000 net to the Trust). Drilling has commenced on a fifth well, the A-14 sidetrack. This development well is being drilled to a depth of approximately 12,000 feet with an estimated cost of $3,168,000 ($1,996,000 net to the Trust). Mesa expects completion of the A-22 well and A-14 sidetrack well, if successful, to occur by the end of the third quarter. The cost of the total program is now estimated at approximately $19 million ($12 million net to the Trust). In addition to the drilling of the five new wells, Mesa anticipates performing a workover in the third quarter of 1996 to increase production on the A-19 well at a cost of approximately $975,000 ($614,000 net to the Trust).

     West Delta 61 and 62 production decreased in the second quarter of 1996 as compared to the second quarter of 1995 primarily due to natural production declines. The Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest. In addition, Mesa has purchased a three dimensional seismic survey of this property at a cost of approximately $513,000 ($462,000 net to the Trust). The data from this survey is currently being evaluated by Mesa.

     Matagorda Island 624 production increased in the second quarter of 1996 in comparison to the second quarter of 1995 due to production from the A-8 well. Mesa successfully drilled the A-8 development well in the fourth quarter of 1995 to a total depth of 9,470 feet at a cost of approximately $3,202,000 ($940,000 net to the Trust). The well encountered 29 feet of net gas pay and tested approximately 20 MMcf of natural gas and 270 barrels of condensate per day. However, production from the A-8 well declined rapidly and it is currently producing .7 MMcf per day and 4 barrels of condensate per day.

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

     Amounts paid to the Trustee as compensation were $149,000, $177,500 and $207,000 for the years 1995, 1994 and 1993, respectively. Royalty income of $3,139,620 for 1995 was above the termination threshold prescribed in the Indenture.

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

     MESA Inc. has advised the Trust that its independent public accountants included a going concern paragraph in their report on its 1995 financial statements. The going concern paragraph refers to MESA Inc.'s then current financial forecasts, which indicated that MESA Inc. would be unable to fund required debt principal and interest obligations due in June 1996 with cash flows from operating activities, available cash, and investment balances. In fact, MESA Inc. had sufficient available cash and investment balances at June 30, 1996 to meet its obligations.

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of MESA Inc.'s remaining debt. The proposed transaction was approved by MESA Inc.'s stockholders at a special meeting held June 25, 1996 and the equity infusion and the refinancing of substantially all of MESA Inc.'s debt was completed in August of 1996. As a result, MESA Inc. expects it will have sufficient cash flows from operating activities and cash balances to fund its required debt principal and interest obligations in the forseeable future.

     As discussed above, Mesa has advised the Trust that it is continuing its drilling program on the South Marsh Island property consisting of five wells from the existing "A" platform on the South Marsh Island 155/156 block during 1996. Mesa anticipates that the total cost of these five wells will be approximately $19 million ($12 million net to the Trust). During the first six months of 1996, Mesa recovered approximately $3.2 million ($2.9 million net to the Trust) in drilling expenses. Mesa has advised the Trust that no Royalty income will be paid to the Trust until Mesa recovers all costs related to the South Marsh Island drilling program. In addition, if payments of Royalty income to the Trust are resumed, distributions to unitholders may be further delayed to allow the Trust to recover administrative expenses paid from the Trust's reserve fund during the period that Royalty income was not paid to the Trust. The recovery of costs associated with the South Marsh Island drilling programs is expected to cause the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture; therefore 1996 could be the first of three successive years of below threshold income, resulting in the termination of the Trust as early as the end of 1998. The effect of the drilling program on Royalty income and Trust reserves will depend on the quality and quantity of reserves found.

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                      SOUTH
                                         BRAZOS       MARSH         WEST
                                        A-7 AND     ISLAND 155    DELTA 61     MATAGORDA
                                          A-39       AND 156       AND 62      ISLAND 624      TOTAL
                                       ----------  ------------  -----------   ----------   ------------
THREE MONTHS ENDED JUNE 30, 1996:
    Ninety percent of gross
      proceeds.......................  $  127,272  $  1,021,101  $   891,936    $214,513    $  2,254,822
    Less ninety percent of --
      Operating expenditures.........    (143,946)     (221,259)    (174,302)    (95,059)       (634,566)
      Capital costs recovered........           0    (1,518,260)           0     (20,319)     (1,538,579)
      Accrual for future abandonment
         costs.......................      (9,518)        4,470      (76,551)        (78)        (81,677)
                                       ----------  ------------  -----------   ----------   ------------
    Net proceeds (excess costs)......  $  (26,192) $   (713,948) $   641,083    $ 99,057    $          0
                                       ==========  ============  ===========   ==========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $          0
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        (365)       21,525        1,395       1,542          24,097
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Bbl....  $   --      $      14.63  $     17.00    $  20.30    $      13.68
                                       ==========  ============  ===========   ==========   ============
      Natural gas (Mcf)..............      83,786       236,592      317,637      88,889         726,904
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Mcf....  $     2.00  $       2.98  $      2.73    $   2.06    $       2.65
                                       ==========  ============  ===========   ==========   ============
    Producing wells..................           2             4            2           3              11

THREE MONTHS ENDED JUNE 30, 1995:
    Ninety percent of gross
      proceeds.......................  $  417,518  $    735,395  $   612,827    $106,560    $  1,872,300
    Less ninety percent of --
      Operating expenditures.........    (172,817)     (196,908)    (208,658)    (84,736)       (663,119)
      Capital costs recovered........    (154,039)     (133,314)        (869)     (2,533)       (290,755)
      Accrual for future abandonment
         costs.......................     (37,616)       (1,850)     (41,651)     (1,220)        (82,337)
                                       ----------  ------------  -----------   ----------   ------------
    Net proceeds.....................  $   53,046  $    403,323  $   361,649    $ 18,071    $    836,089
                                       ==========  ============  ===========   ==========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $    836,005
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         878        28,709        3,175       1,121          33,883
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Bbl....  $    16.75  $      13.58  $     15.35    $  16.16    $      13.91
                                       ==========  ============  ===========   ==========   ============
      Natural gas (Mcf)..............     282,410       261,140      373,976      65,462         982,988
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Mcf....  $     1.43  $       1.32  $      1.51    $   1.35    $       1.43
                                       ==========  ============  ===========   ==========   ============
    Producing wells..................           3             2            2           2               9

- ------------
o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended June 30, 1996 and 1995 represent actual production for the periods February 1996 through April 1996 and February 1995 through April 1995, respectively.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by Mesa from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o Crude oil, condensate and natural gas liquids production and prices for the three months ended June 30, 1996 are distorted due to prior period accounting adjustments on Brazos A-7 and A-39.

o The cost carryforward resulting from the drilling on South Marsh Island 155/156 was $2,242,370 at June 30, 1996.

                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------    ----------   -----------   ---------   ------------
SIX MONTHS ENDED JUNE 30, 1996:
    Ninety percent of gross
      proceeds.......................   $ 520,829    $1,594,777   $ 1,733,837   $ 435,700   $  4,285,143
    Less ninety percent of --
      Operating expenditures.........    (298,249)     (385,332)     (332,252)   (188,309)    (1,204,142)
      Capital costs recovered........           0    (2,579,981)            0    (314,761)    (2,894,742)
      Accrual for future abandonment
         costs.......................     (38,287)        7,387      (117,011)     (2,330)      (150,241)
                                        ---------    ----------   -----------   ---------   ------------
    Net proceeds (excess costs)......   $ 184,293    $(1,363,149) $ 1,284,574   $ (69,700)  $     36,018
                                        =========    ==========   ===========   =========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $     36,014
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................          18        36,478         3,336       3,074         42,906
                                        =========    ==========   ===========   =========   ============
      Average sales price per Bbl....   $  --        $    15.13   $     15.94   $   19.35   $      14.70
                                        =========    ==========   ===========   =========   ============
      Natural gas (Mcf)..............     276,952       378,572       646,826     187,925      1,490,275
                                        =========    ==========   ===========   =========   ============
      Average sales price per Mcf....   $    2.00    $     2.75   $      2.60   $    2.00   $       2.45
                                        =========    ==========   ===========   =========   ============
    Producing wells..................           2             4             2           3             11

                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------    ----------   -----------   ---------   ------------
SIX MONTHS ENDED JUNE 30, 1995:
    Ninety percent of gross
      proceeds.......................   $ 963,532    $1,649,466   $ 1,411,937   $ 234,468   $  4,259,403
    Less ninety percent of --
      Operating expenditures.........    (318,757)     (647,615)     (392,359)   (181,709)    (1,540,440)
      Capital costs recovered........    (154,039)     (166,092)      (57,344)     --           (377,475)
      Accrual for future abandonment
      costs..........................     (68,846)      (42,649)      (68,905)    (21,017)      (201,417)
                                        ---------    ----------   -----------   ---------   ------------
    Net proceeds.....................   $ 421,890    $  793,110   $   893,329   $  31,742   $  2,140,071
                                        =========    ==========   ===========   =========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $  2,139,857
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................       1,814        58,879         6,644       2,277         69,614
                                        =========    ==========   ===========   =========   ============
      Average sales price per Bbl....   $   16.10    $    14.47   $     14.81   $   15.57   $      14.58
                                        =========    ==========   ===========   =========   ============
      Natural gas (Mcf)..............     606,129       552,573       815,366     135,773      2,109,841
                                        =========    ==========   ===========   =========   ============
      Average sales price per Mcf....   $    1.54    $     1.44   $      1.61   $    1.47   $       1.54
                                        =========    ==========   ===========   =========   ============
    Producing wells..................           3             2             2           2              9

- ------------
o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the six months ended June 30, 1996 and 1995 represent actual production for the periods November 1995 through April 1996, and November 1994 through April 1995 respectively.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by Mesa from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o Crude oil, condensate and natural gas liquids production and prices for the six months ended June 30, 1996 are distorted due to prior period accounting adjustments on Brazos A-7 and A-39.

o The cost carryforward resulting from the drilling on South Marsh Island 155/156 was $2,242,370 at June 30, 1996.

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

                                          MESA OFFSHORE TRUST

                                                    TEXAS COMMERCE BANK
                                          By        NATIONAL ASSOCIATION
                                             --------------------------------
                                                          TRUSTEE

                                          By            PETE FOSTER
                                             --------------------------------
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  August 12, 1995

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.