Form 10-Q
period 1996-09-30
MESA OFFSHORE TRUST
filed 1996-11-13
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ----------------- TO  -----------------

                         COMMISSION FILE NUMBER: 1-7884

                               MESA ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TEXAS                                                  74-6284806
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of November 10, 1996 -- 1,863,590 Units of Beneficial Interest in Mesa Royalty Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA ROYALTY TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                       ----------------------------  ----------------------------
                                           1996           1995           1996           1995
                                       -------------  -------------  -------------  -------------
Royalty income.......................  $   1,862,495  $   1,315,134  $   6,120,807  $   4,860,188
Interest income......................         21,007         17,309         71,247         59,086
General and administrative expense...        (40,853)        (7,602)       (64,083)       (50,459)
                                       -------------  -------------  -------------  -------------
     Distributable income............  $   1,842,649  $   1,324,841  $   6,127,971  $   4,868,815
                                       =============  =============  =============  =============
     Distributable income per unit...  $       .9887  $       .7109  $      3.2883  $      2.6126
                                       =============  =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,    DECEMBER 31,
                                            1996             1995
                                        -------------    ------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments......    $  1,821,642     $ 1,075,495
Interest receivable..................          21,007          13,172
Net overriding royalty interest in
  oil and gas properties.............      42,498,034      42,498,034
Accumulated amortization.............     (24,571,023)    (22,871,195)
                                        -------------    ------------
                                         $ 19,769,660     $20,715,506
                                        =============    ============
    LIABILITIES AND TRUST CORPUS
Distributions payable................    $  1,842,649     $ 1,088,667
Trust corpus (1,863,590 units of
  beneficial interest
  authorized and outstanding)........      17,927,011      19,626,839
                                        -------------    ------------
                                         $ 19,769,660     $20,715,506
                                        =============    ============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1996            1995            1996            1995
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of
  period.............................  $   18,439,678  $   20,782,905  $   19,626,839  $   21,982,041
     Distributable income............       1,842,649       1,324,841       6,127,971       4,868,815
     Distributions to
        unitholders..................      (1,842,649)     (1,324,841)     (6,127,971)     (4,868,815)
     Amortization of net overriding
        royalty interest.............        (512,667)       (555,031)     (1,699,828)     (1,754,167)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $   17,927,011  $   20,227,874  $   17,927,011  $   20,227,874
                                       ==============  ==============  ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Royalty Trust (the "Trust") was created on November 1, 1979 when Mesa Petroleum Co. conveyed to the Trust a 90% net profits overriding royalty interest (the "Royalty") in certain producing oil and gas properties located in the Hugoton field of Kansas, the San Juan Basin field of New Mexico and Colorado and the Yellow Creek field of Wyoming (collectively, the "Royalty Properties"). Mesa Petroleum Co. was the predecessor to Mesa Limited Partnership ("MLP") which was the predecessor to MESA Inc. On April 30, 1991, MLP sold its interests in the Royalty Properties located in the San Juan Basin field to Conoco Inc. ("Conoco"), a wholly-owned subsidiary of E. I. duPont de Nemours & Company. Conoco sold the portion of its interests in the San Juan Basin Royalty Properties located in Colorado to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interest in the Colorado San Juan Basin Royalty Properties to Amoco Production Company ("Amoco"), a subsidiary of Amoco Corp. The Hugoton Royalty Properties are operated by Mesa Operating Co., a subsidiary of MESA Inc. The San Juan Basin Royalty Properties located in New Mexico are operated by Conoco. The San Juan Basin Royalty Properties located in Colorado are operated by Amoco. As used in this report, the term "Mesa" generally refers to the operator of the Hugoton Royalty Properties, Conoco refers to the operator of the San Juan Basin Royalty Properties, other than the portion of such properties located in Colorado, and Amoco refers to the operator of the Colorado San Juan Basin Royalty Properties, unless otherwise indicated. The terms "working interest owner" and "working interest owners" generally refer to the operators of the Royalty Properties as described above, unless the context in which such terms are used indicates otherwise.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1995 Annual Report on Form 10-K.

     The Mesa Royalty Trust Indenture was amended in 1985, the effect of which was an overall reduction of approximately 88.56% in the size of the Trust; therefore, the Trust is now entitled each month to receive 90% of 11.44% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owners from sales of oil and gas from the Royalty Properties over operating and capital costs incurred.

     The financial statements of the Trust are prepared on the following basis:

          (a) Royalty income recorded for a month is the amount computed and paid by the working interest owners to the Trustee for such month rather than either the value of a portion of the oil and gas produced by the working interest owners for such month or the amount subsequently determined to be the Trust's proportionate share of the net proceeds for such month;

                               MESA ROYALTY TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

          (b) Interest income, interest receivable, and distributions payable to unitholders include interest to be earned from the balance sheet date through the next distribution date;

          (c) Trust general and administration expenses, net of reimbursements, are recorded in the month they accrue;

          (d) Amortization of the net overriding royalty interests, which is calculated on a unit-of-production basis, is charged directly to trust corpus since such amount does not affect distributable income; and

          (e) Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such other day as the Trustee determines is required to comply with legal or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

     This basis for reporting royalty income is thought to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, these statements differ from financial statements prepared in accordance with generally accepted accounting principles in several respects. Under such principles, royalty income for a month would be based on net proceeds for such month without regard to when calculated or received and interest income would include interest earned during the period covered by the financial statements and would exclude interest from the period end to the date of distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the financial position of MESA Inc., are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                  SUMMARY OF ROYALTY INCOME AND AVERAGE PRICES
                                  (UNAUDITED)

     Royalty income is computed after deducting the Trust's proportionate share of capital costs, operating costs and interest on any cost carryforward from the Trust's proportionate share of "Gross Proceeds," as defined in the Royalty conveyance. The following unaudited summary illustrates the net effect of the components of the actual Royalty computation for the periods indicated.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1996                          1995
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $  2,161,742    $   647,091   $  1,463,728    $   534,908
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......       (34,115)       --             (44,542)       --
     Operating costs.................      (862,671)       (41,298)      (590,088)       (40,438)
     Interest on cost carryforward...        (8,254)       --              (8,434)       --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  1,256,702    $   605,793   $    820,664    $   494,470
                                       ============   ============   ============   ============
Average sales price..................  $       2.32    $     13.21   $       1.22    $     10.62
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................       571,878         45,854        653,942         46,689
                                       ============   ============   ============   ============

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  1996                          1995
                                       ---------------------------   ---------------------------
                                                          OIL,                          OIL,
                                                       CONDENSATE                    CONDENSATE
                                         NATURAL      AND NATURAL      NATURAL      AND NATURAL
                                           GAS        GAS LIQUIDS        GAS        GAS LIQUIDS
                                       ------------   ------------   ------------   ------------
The Trust's proportionate share of
  Gross Proceeds(1)..................  $  6,854,205    $ 2,038,681   $  5,159,952    $ 1,803,374
Less the Trust's proportionate share
  of:
     Capital costs recovered(2)......      (187,053)       --            (103,732)       --
     Operating costs.................    (2,435,086)      (123,992)    (1,840,601)      (133,431)
     Interest on cost carryforward...       (25,948)       --             (25,374)       --
                                       ------------   ------------   ------------   ------------
Royalty income.......................  $  4,206,118    $ 1,914,689   $  3,190,245    $ 1,669,943
                                       ============   ============   ============   ============
Average sales price..................  $       1.89    $     12.77   $       1.35    $     10.80
                                       ============   ============   ============   ============

                                          (Mcf)          (Bbls)         (Mcf)          (Bbls)
Net production volumes attributable
  to the Royalty.....................     2,223,821        149,907      2,277,232        155,034
                                       ============   ============   ============   ============

------------

(1) Gross Proceeds from natural gas liquids attributable to the Hugoton and San Juan Basin properties are net of a volumetric in-kind processing fee retained by Mesa and Conoco, respectively.

(2) Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by the working interest owners from current period Gross Proceeds. Cost carryforward represents capital costs incurred during the current or prior periods which will be recovered from future period Gross Proceeds. The cost carryforward resulting from the Fruitland Coal drilling program was $467,784 and $436,541 at September 30, 1996 and September 30, 1995, respectively. The cost carryforward at September 30, 1996 and September 30, 1995 relate solely to the San Juan Basin Colorado properties.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The distributable income of the Trust for a period includes the royalty income received from the working interest owners during such period, plus interest income earned to the date of distribution. Trust administration expenses are deducted in the computation of distributable income. Distributable income for the quarter ended September 30, 1996 was $1,842,649, representing $.9887 per unit, compared to $1,324,841, representing $.7109 per unit, in the third quarter of 1995. Based on 1,863,590 units outstanding for the quarters ended September 30, 1996 and 1995, respectively, the per unit distributions were as follows:

                                         1996       1995
                                       ---------  ---------
July.................................  $   .3361  $   .2689
August...............................      .3153      .2733
September............................      .3373      .1687
                                       ---------  ---------
                                       $   .9887  $   .7109
                                       =========  =========

HUGOTON FIELD

     Mesa has advised the Trust that since June 1, 1995 natural gas produced from the Hugoton field has generally been sold under short-term and multi-month contracts at market clearing prices to multiple purchasers including Western Resources, Inc. ("WRI"), Westar Gas Marketing, Inc., Missouri Gas Energy and Noram Energy Services, Inc. Mesa expects to continue to market gas production from the Hugoton field under short-term and multi-month contracts.

     In June 1994, Mesa entered into a Gas Transportation Agreement with WRI ("Gas Transportation Agreement") for a primary term of five years commencing June 1, 1995 and ending June 1, 2000, but which may be continued in effect year-to-year thereafter. Pursuant to the Gas Transportation Agreement, WRI agreed to compress and transport up to 160 MMcf per day of gas and redeliver such gas to Mesa at the inlet of Mesa's Santanta Plant. Mesa agreed to pay WRI a fee of $0.06 per Mcf escalating 4% annually as of June 1, 1996.

     Royalty income attributable to the Hugoton Royalty increased to $1,526,343 in the third quarter of 1996 as compared to $1,025,956 in the third quarter of 1995 primarily due to higher natural gas prices. The average price received in the third quarter of 1996 for natural gas sold from the Hugoton Royalty properties was $2.63 per Mcf, compared to $1.33 per Mcf during the same period in 1995. Net production attributable to the Hugoton Royalty was 395,209 Mcf of natural gas and 37,321 barrels of natural gas liquids in the third quarter of 1996 as compared to 457,623 Mcf of natural gas and 39,669 barrels of natural gas liquids in the third quarter of 1995.

     Allowable rates of production in the Hugoton field are set by the Kansas Corporation Commission (the "KCC") based on the level of market demand. The KCC has set the Hugoton field allowable for the period October 1, 1996 through March 31, 1997, at 232 billion cubic feet of gas, compared with 242 billion cubic feet of gas during the same period last year.

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

     On April 29, 1996, MESA Inc. signed a definitive agreement with a partnership controlled by Rainwater, Inc. to recapitalize MESA Inc. with a $265 million equity infusion and a refinancing of substantially all of MESA Inc.'s remaining debt. The proposed transaction was approved by MESA Inc.'s stockholders at a special meeting held June 25, 1996 and the equity infusion and the refinancing of substantially all of MESA Inc.'s debt was completed in August 1996. As a result, MESA Inc. expects it will have sufficient cash flows from operating activities and cash balances to fund its required debt principal and interest obligations in the forseeable future.

SAN JUAN BASIN

     Royalty income from the San Juan Basin Royalty Properties is calculated and paid to the Trust on a state-by-state basis. The Royalty income from the San Juan Basin Royalty Properties located in New Mexico was $336,152 during the third quarter of 1996 as compared with $289,178 in the third quarter of 1995. The increase in San Juan Basin royalty income between the third quarter of 1996 and the third quarter of 1995 was primarily a result of higher natural gas prices. The average price received in the third quarter of 1996 for natural gas sold from the San Juan Basin Royalty Properties was $1.23 per Mcf, compared to $1.08 per Mcf during the same period in 1995. Net production attributable to the San Juan Basin Royalty was 176,699 Mcf of natural gas and 8,483 barrels of natural gas liquids in the third quarter of 1996 compared to 196,319 Mcf of natural gas and 7,020 barrels of natural gas liquids in the third quarter of 1995. No royalty income was received from the San Juan Basin Royalty Properties located in Colorado for the third quarter of 1996 or 1995, as costs associated with the Fruitland Coal drilling on such properties have not been fully recovered.

     The Trust's interest in the San Juan Basin Royalty Properties was conveyed from Mesa's working interest in 31,328 net producing acres in northwestern New Mexico and southwestern Colorado. The San Juan Basin New Mexico reserves represent approximately 19% of the Trust's reserves. Mesa completed the sale of its underlying interest in the San Juan Basin Royalty Properties to Conoco on April 30, 1991. Conoco subsequently sold its underlying interest in the Colorado portion of the San Juan Basin Royalty Properties to MarkWest Energy Partners, Ltd. (effective January 1, 1993) and Red Willow Production Company (effective April 1, 1992). On October 26, 1994, MarkWest Energy Partners, Ltd. sold substantially all of its interests in the Colorado San Juan Basin Royalty Properties to Amoco. The San Juan Basin Royalty Properties located in Colorado account for approximately 5% of the Trust's reserves.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Distributable income increased to $6,127,971 for the nine months ended September 30, 1996 as compared to $4,868,815 for the same period in 1995 due primarily to higher natural gas prices.

HUGOTON FIELD

     Royalty income attributable to the Hugoton Royalty Properties increased to $5,082,668 for the nine months ended September 30, 1996, from $3,681,245 for the same period in 1995. This increase is primarily due to higher natural gas prices. The average price received in the first nine months of 1996 for natural gas sold from the Hugoton Royalty Properties increased to $2.10 per Mcf, compared to $1.49 per Mcf during the same period in 1995. In addition, net production attributable to the Hugoton Royalty Properties was 1,684,395 Mcf of natural gas and 121,976 barrels of natural gas liquids in the first nine months of 1996 compared to 1,526,006 Mcf of natural gas and 131,788 barrels of natural gas liquids in the first nine months of 1995.

SAN JUAN BASIN

     Royalty income attributable to the New Mexico San Juan Basin Royalty Properties decreased to $1,038,140 for the first nine months of 1996 from $1,178,943 in royalty income in the first nine months of 1995 primarily as a result of decreased natural gas production. Net production attributable to the San Juan Basin Royalty Properties was 539,426 Mcf of natural gas and 27,931 barrels of natural gas liquids in the first nine months of 1996 compared to 751,226 Mcf of natural gas and 23,246 barrels of natural gas liquids in the first nine months of 1995. This decrease in production was primarily due to a natural decline in the productive capacity of these properties. The average price received in the first nine months of 1996 for natural gas sold from the San Juan Basin Royalty Properties was $1.24 per Mcf, compared to $1.22 per Mcf during the same period in 1995. No royalty income was received from the Colorado San Juan Basin Royalty Properties for the first nine months of 1996 or 1995, as costs associated with Fruitland Coal drilling on such properties have not been fully recovered.

     In April 1990, the working interest owner began drilling for coalbed methane gas in the Fruitland Coal formation of the San Juan Basin. The Fruitland Coal formation has been identified as one of the most prolific sources of U.S. coalbed methane reserves. The Trust owns an interest in 26,700 gross acres (25,400 net acres) with Fruitland Coal potential. The working interest owner has advised the Trust that it operates 40 (22.9 net) Fruitland Coal wells on Trust properties. Of such wells, 37 (21.7 net) are producing at a combined gross rate of approximately 77.5 (43.2 net) MMcf per day.

     The gas that is currently being produced from the San Juan Basin Royalty Properties is being sold primarily on the spot market. Conoco has advised the Trust that it will also consider selling some of the gas produced from these wells pursuant to longer term contracts at spot market prices.

     Conoco has informed the Trust that it believes the production from the Fruitland Coal formation will generally qualify for the tax credits provided under Section 29 of the Internal Revenue Code of 1986, as amended. Thus, unitholders are potentially eligible to claim their share of the tax credit attributable to this qualifying production. Each unitholder should consult his tax advisor regarding the limitations and requirements for claiming this tax credit.

FEDERAL INCOME TAX MATTERS

     Information for computing the federal income tax consequences of owning Trust units during 1996 will be mailed to Unitholders during the first quarter of 1997.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

   (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                                SEC FILE
                                                                                                   OR
                                                                                               REGISTRATION     EXHIBIT
                                                                                                  NUMBER        NUMBER
                                                                                               -------------    --------
       4(a)        *Mesa Royalty Trust Indenture between Mesa Petroleum Co. and Texas
                    Commerce Bank National Association, as Trustee, dated November 1,
                    1979....................................................................      2-65217          1(a)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Texas
                    Commerce Bank, as Trustee, dated November 1, 1979.......................      2-65217          1(b)
       4(c)        *First Amendment to the Mesa Royalty Trust Indenture dated as of March
                    14, 1985 (Exhibit 4(c) to Form 10-K for year ended December 31, 1984 of
                    Mesa Royalty Trust).....................................................       1-7884          4(c)
       4(d)        *Form of Assignment of Overriding Royalty Interest, effective April 1,
                    1985, from Texas Commerce Bank National Association, as Trustee, to MTR
                    Holding Co. (Exhibit 4(d) to Form 10-K for year ended December 31, 1984
                    of Mesa Royalty Trust)..................................................       1-7884          4(d)
       4(e)        *Purchase and Sale Agreement, dated March 25, 1991, by and among Mesa
                    Limited Partnership, Mesa Operating Limited Partnership and
                    Conoco, as amended on April 30, 1991 (Exhibit 4(e) to Form
                    10-K for year ended December 31, 1991 of Mesa Royalty Trust)............       1-7884          4(e)
      10(h)        *Gas Transportation Agreement dated as of June 14, 1994 by and between
                    Mesa Operating Co. and Western Resources, Inc. (Exhibit 10(h) to Form
                    10-Q for quarter ended March 31, 1995 of Mesa Royalty Trust)............       1-7884         10(h)
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                     MESA ROYALTY TRUST

                            TEXAS COMMERCE BANK
                     By     NATIONAL ASSOCIATION
                                  TRUSTEE

                     By /s/ PETE FOSTER
                            PETE FOSTER
                     SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  November 13, 1996

     The Registrant, Mesa Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.