Form 10-K405
period 1996-12-31
MESA OFFSHORE TRUST
filed 1997-03-31
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-6369

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                  WHICH REGISTERED
      -------------------                              ------------------------
 UNITS OF BENEFICIAL INTEREST                              PACIFIC EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1997, of $.25 was approximately $17,995,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1997, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS
                                     PART I

                                                                            PAGE
Item  1.   Business.......................................................     1
             Description of the Trust.....................................     1
             Description of the Units.....................................     2
             Termination of the Trust.....................................     5
             Description of Royalty Properties............................     6
             Contracts....................................................    14
             Regulation and Prices........................................    16
Item  2.   Properties.....................................................    17
Item  3.   Legal Proceedings..............................................    17
Item  4.   Submission of Matters to a Vote of Security Holders............    17

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related
             Unitholder Matters...........................................    18
Item  6.   Selected Financial Data........................................    18
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................    18
Item  8.   Financial Statements and Supplementary Data....................    22
Item  9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.......................    30

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............    30
Item 11.   Executive Compensation.........................................    30
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    30
Item 13.   Certain Relationships and Related Transactions.................    30

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K...................................................   30
SIGNATURES................................................................    32

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business -- Termination of the Trust," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although MESA Inc. has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Texas Commerce Bank National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is (713) 216-6369.

     The principal asset of the Trust consists of a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust was created on December 28, 1982, effective December 1, 1982, when Mesa Petroleum Co. conveyed to the Partnership certain overriding royalty interests (collectively, the "Royalty") carved out of Mesa Petroleum Co.'s existing working interests in ten producing and non-producing oil and gas leases offshore Louisiana and Texas (the "Royalty Properties"). The Partnership was formed for the purpose of receiving and holding the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trustee and Mesa Offshore Management Co., the managing general partner of the Partnership at that time, in accordance with their interests. MESA Inc., successor to Mesa Limited Partnership, which was successor to Mesa Petroleum Co., operates the Royalty Properties through Mesa Operating Co., a subsidiary of MESA, Inc. Pursuant to an amendment to the Partnership Agreement (defined below), Mesa Operating Co. became the managing general partner of the Partnership (the "Managing General Partner") on January 5, 1994. As hereinafter used in this report, the term Mesa generally refers to the operator of the Royalty Properties, unless otherwise indicated. See "Termination of the Trust" on page 5 of this Form 10-K for additional information regarding Mesa and the Trust.

     Units of beneficial interest ("units") in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held. The units are listed on the Pacific Exchange under the symbol MOS.

     The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing;
(4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by the unitholders in favor of termination. Amounts paid to the Trustee as compensation were $123,000, $149,000 and $177,500, for the years 1996, 1995 and 1994, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

     Under the instrument conveying the Royalty to the Partnership, the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 6 of this Form 10-K. The instrument of conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by Mesa during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by Mesa from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by Mesa in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. Mesa, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between Mesa and any purchaser as to the correct sale price for any production, amounts received by Mesa and promptly deposited by it with an escrow agent are not considered as having been received by Mesa and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to Mesa by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts Mesa is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by Mesa as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within thirty days following the close of each calendar quarter, Mesa is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

     The Royalty Properties are required to be operated by Mesa in accordance with reasonable and prudent business judgment and good oil and gas field practices. Mesa has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. Mesa markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" on page 14 of this Form 10-K. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset, and classified as either long-term or short-term, depending on the holding period of the unit. Presently, long-term treatment applies for units held more than one year. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

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

                            TERMINATION OF THE TRUST

     As discussed above under "Description of the Trust", the terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by Mesa, see pages 13 and 14 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

     Mesa has advised the Trust that it has completed its South Marsh Island drilling program at a cost of approximately $21.9 million ($13.8 million net to the Trust). During 1996, Mesa recovered approximately $9.8 million in drilling costs net to the Trust. Mesa recovered all remaining costs related to the South Marsh Island drilling program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.6 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

     As discussed above, the Mesa Offshore Trust Indenture provides that the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels for three successive years. The recovery of costs associated with the South Marsh Island drilling program and the Matagorda Island 624 drilling program caused the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture. However, based on the overall success of the South Marsh Island drilling program, payments of Royalty income to the Trust have resumed during 1997 and the Trust expects that the cash it receives in 1997 will likely be above the termination threshold prescribed in the Trust Indenture.

     Furthermore, the December 31, 1996, reserve report prepared for the Partnership indicates that 85% of future net revenues will be received by the Trust during the next two years. As such, it is possible, depending on market conditions and the success of future drilling activities, if any, that as early as 1999 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1996

                                                                         PRODUCING WELLS(1)
                                                             ------------------------------------------
                                         PRODUCING ACRES            GROSS                  NET
                                       --------------------  --------------------  --------------------
              PROPERTY                   GROSS     NET(2)       OIL        GAS        OIL        GAS
-------------------------------------  ---------  ---------     ---        ---        ---        ---
Offshore Louisiana--
  South Marsh
     Island 155......................      5,000      2,625         --          4         --        2.1
  South Marsh
     Island 156......................      5,000      2,625         --          1         --         .5
  West Delta 61......................      5,000      3,750         --          1         --         .8
  West Delta 62......................      5,000      3,750         --          3         --         .9
Offshore Texas--
  Brazos A-7.........................      5,760      2,160         --          1         --         .4
  Brazos A-39........................      5,760      2,160         --          2         --         .8
  Matagorda
     Island 624......................      5,617      1,369         --          3         --         .7
                                       ---------  ---------        ---        ---        ---        ---
           Total.....................     37,137     18,439          0         15          0        6.2
                                       =========  =========        ===        ===        ===        ===

------------

(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 1996, see "Net Proceeds, Production and Average Prices" on page 21 of this Form 10-K.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 1996, has been made by MESA Inc. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 6, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

                                   MESA INC.
                                 LETTER REPORT
                                     DATED
                                 MARCH 26, 1997
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1996
                                      FROM
                               CERTAIN PROPERTIES
                                  OWNED BY THE
                       MESA OFFSHORE ROYALTY PARTNERSHIP

MARCH 26, 1997

MESA Offshore Trust
Texas Commerce Bank
National Association (as Trustee)
P.O. Box 2558
Houston TX  77252

Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 1996, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership", a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in 10 Mesa Operating Co. (hereinafter referred to as "MESA") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The 10 offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties". Three of these leases have been abandoned; reserves of the remaining 7 leases are reported herein.

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

The development status shown herein represents the status applicable on December 31, 1996. Data available from wells drilled on the appraised properties through December 31, 1996 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1996, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In most fields, this required that the production rates be estimated for up to three months since production data for certain properties were available only through September 1996.

Page 2
MARCH 26, 1997

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

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

         PROVED -- Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analysis and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

         DEVELOPED -- Reserves that are recoverable from existing wells with current operating methods and expenses.

         Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

Page 3
MARCH 26, 1997

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

Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 1996, are as follows:

    TOTAL PROVED RESERVES
        Natural Gas (Mcf).........................       4,060,606
        Oil and Condensate (bbl)..................         192,574
        Natural Gas Liquids (bbl).................          83,166

    PROVED DEVELOPED RESERVES.....................
        Natural Gas (Mcf).........................       4,060,606
        Oil and Condensate (bbl)..................         192,574
        Natural Gas Liquids (bbl).................          83,166

Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined MESA and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for MESA to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. The deficit balance as of December 31, 1996 was zero.

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

Page 4
MARCH 26, 1997

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

OPERATING AND CAPITAL COSTS
Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1996 values and were not adjusted for inflation.

A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 1996 is as follows:

COMBINED INTEREST:
   Future Gross Revenue ($)..............................      34,100,213
   Production and Ad Valorem Taxes ($)...................               0
   Operating Costs ($)...................................      (5,662,400)
   Capital Costs ($)(1) .................................     (10,796,918)
   Future Net Revenue ($)................................      17,640,895

   Deficit Balance and Interest on Deficit ($)...........          (6,286)
   Accrued Revenue for Abandonment Costs ($)                    9,708,389
   Overhead ($)..........................................        (470,780)

   Revenue Subject to Net Profits Interest ($)...........      26,872,218

PARTNERSHIP INTEREST:
   Future Net Revenue ($)(2).............................       21,175,667
   Present Worth at 10 Percent ($).......................       18,585,364

(1) Includes abandonment costs.
(2) Future income tax expenses were not taken into account in the preparation of these estimates.

Page 5
MARCH 26, 1997

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

Submitted,

/s/ DENNIS E. FAGERSTONE
    --------------------
    Dennis E. Fagerstone

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

     Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 1996 pursuant to gas contracts in effect on January 1, 1997. These prices (having a weighted average of $3.725 per Mcf as of December 31, 1996) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 1996 was $2.25 per Mcf, representing a combination of contract prices and spot market prices.

     The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by Mesa as of December 31, 1996. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by Mesa. In addition, future economic and operating conditions may cause significant changes in such estimates.

                                                          ESTIMATED
                                                        REMAINING LIFE
                                                            AS OF
                    PROPERTY                       DECEMBER 31, 1996(1)(2)
                    --------                       -----------------------
South Marsh Island 155/156......................   2-3 years
West Delta 61/62................................   12-13 years
Brazos A-7......................................   1-2 years
Brazos A-39.....................................   2-3 years
Matagorda Island 624............................   3-4 years

                                                   (SEE NOTES ON FOLLOWING PAGE)

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

     Mesa has advised the Trust that there have been no events subsequent to December 31, 1996 that have caused a significant change in the estimated proved reserves referred to in the Reserve Report.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information relating to the assets of the Trust.

                                   CONTRACTS

     GENERAL. Mesa has advised the Trust that during 1996 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Energy Source Inc. and Conoco. Mesa has further advised the Trust that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in 1996 were generally higher than spot market prices in 1995. Information regarding recent prices received for production from the Royalty Properties is provided below.

          BRAZOS A-7 AND A-39. In March 1997, most of the gas from this property was being sold to Penn Union Energy at an average price of $1.75 per MMBtu.

          SOUTH MARSH ISLAND 155 AND 156. In March 1997, most of the gas from this property was being sold to Penn Union Energy at an average price of $1.71 per MMBtu.

          WEST DELTA 61 AND 62. In March 1997, most of the gas from this property was being sold to Penn Union Energy at an average price of $1.73 per MMBtu.

          MATAGORDA ISLAND 624. In March 1997, most of the gas from this property was being sold to Penn Union Energy at an average price of $1.63 per MMBtu.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a general deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf, declined to $1.64 per Mcf in 1991 and improved to $2.04 per Mcf in 1993, but declined again to $1.57 per Mcf in 1995, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. However, the estimated annual average wellhead price for natural gas in 1996 increased to approximately $2.12 (based on the first 11 months of 1996). In addition, spot domestic natural gas prices have generally increased in early 1997 and are higher than gas prices in early 1996.

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

     A Mesa subsidiary, Mesa Transmission Co., owns a 100% interest in a pipeline which transports crude oil from South Marsh Island 155 and 156 to an underwater connection with Marathon Pipe Line Company's ("Marathon") pipeline on South Marsh Island 139. In 1996, Mesa charged $3.57 per barrel for transportation of crude oil from these properties, which included Marathon's currently posted tariff of $1.52 per barrel and Mesa Transmission Co.'s tariff of $2.05 per barrel. Tariffs charged by Mesa Transmission Co. are subject to approval by the Federal Energy Regulatory Commission (the "FERC").

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

FERC REGULATION

     The FERC has recently required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as Mesa. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry. As to all of these recent FERC initiatives, Mesa has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on Mesa's business.

STATE REGULATION

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

     From time to time, federal and state environmental agencies propose regulations which could have a direct and material impact on Mesa's operations. For example, the Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties," including the owners and operators of offshore facilities, related to the discharge of petroleum products in reportable quantities in waters of the United States. In 1993, the Minerals Management Service ("MMS") proposed regulations that would require owners and operators of offshore facilities to establish $150 million in financial responsibility. However, in October 1996, the President signed a bill that amends OPA to reduce the level of financial responsibility to $35 million. Therefore, the MMS proposal will not become effective. Under current federal regulations concerning offshore operations, the MMS is authorized to require lessees to post supplemental bonds to cover their potential leasehold abandonment costs. By letter dated November 9, 1995, Mesa was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that Mesa may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. Mesa Inc. executed a guarranty of abandonment liability (area wide) with the MMS on April 26, 1996, in satisfaction of these obligations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
         MATTERS.

     The units of beneficial interest of Mesa Offshore Trust are traded on the Pacific Exchange -- ticker symbol MOS. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1996 were as follows:

                                                            1996                                    1995
                                            -------------------------------------   -------------------------------------
                                                                    DISTRIBUTION                            DISTRIBUTION
                                              HIGH        LOW           PAID          HIGH        LOW           PAID
                                            ---------  ---------    -------------   ---------  ---------    -------------
First Quarter.............................  $    .250  $    .125       $--          $    .250  $    .188        $.017
Second Quarter............................  $    .688  $    .156       $--          $    .250  $    .156        $.010
Third Quarter.............................  $    .438  $    .156       $--          $    .250  $    .188        $.012
Fourth Quarter............................  $    .281  $    .188       $--          $    .250  $    .125        $.002

     At March 20, 1997, the 71,980,216 units outstanding were held by 15,786 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                          1996           1995           1994            1993           1992
                                     --------------  -------------  -------------  --------------  -------------
Royalty income.....................  $       36,014  $   3,139,620  $   9,104,615  $   13,867,712  $   4,044,916
Distributable income...............  $     --        $   2,803,862  $   8,783,711  $   13,458,769  $   1,448,357
Distributable income per unit......  $     --        $       .0390  $       .1220  $        .1870  $       .0201
Excess cost carryforward...........  $   (3,149,598) $    (138,514) $    --        $     --        $    --
Total assets at year end...........  $    2,602,742  $   3,103,451  $   4,724,878  $    8,725,736  $   9,295,438

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

  YEARS 1996 AND 1995

     Royalty income was $36,014 in 1996 as compared to $3,139,620 in 1995. There was no distributable income in 1996 as compared to $2,803,862 ($.0390 per unit) in 1995. The decrease in Royalty income and lack of distributable income was primarily due to the recovery of capital costs associated with drilling and completion of the wells on South Marsh Island.

     Production volumes for natural gas increased to 4,499,242 Mcf in 1996 compared with 3,662,986 Mcf in 1995. The increase was due primarily to new production on South Marsh Island, offset in part by a natural production decline on other properties. The average sale price received for natural gas in 1996 was $2.25 per Mcf compared with $1.54 per Mcf in 1995.

     Crude oil, condensate and natural gas liquids production volumes increased to 162,405 barrels in 1996 compared with 113,322 barrels in 1995. The increase was due primarily to new production on South Marsh Island, offset in part by a natural production decline on other properties. The average sale price in 1996 for crude oil, condensate and natural gas liquids was $15.83 per barrel compared with $14.65 per barrel in 1995.

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

  GENERAL

     From inception of the Trust on December 1, 1982 through December 31, 1987, Mesa, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, Mesa spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. As discussed below, Mesa spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995, $21.9 million ($13.8 million net to the Trust) in 1996 and anticipates spending up to approximately $.4 million ($.15 million net to the Trust) primarily on planned workovers and recompletions in 1997.

  ADDITIONAL DRILLING PROJECTS

     During 1996, Mesa drilled five wells from the existing "A" platform on the South Marsh Island 155/156 block at a total cost of $21.9 million ($13.8 million net to the Trust). See "Liquidity and Capital Resources" and "Operational Review" below and "Termination of the Trust" elsewhere in this Form 10-K for additional information regarding the South Marsh Island drilling program.

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

     As discussed above, Mesa drilled five wells on the South Marsh Island properties in 1996. During 1996, Mesa recovered approximately $9.8 million in drilling expenses net to the Trust related to the drilling on the South Marsh Island blocks 155/156. Mesa recovered all remaining costs related to the South Marsh Island drilling program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.6 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

     The Indenture governing the Trust provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. The recovery of costs associated with the Matagorda Island 624 and South Marsh Island drilling programs caused the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture. However, based on the overall success of the South Marsh Island drilling program, payments of Royalty income to the Trust have resumed during 1997 and the Trust expects that the cash it receives in 1997 will likely be above the termination threshold prescribed in the Indenture. See "Termination of the Trust" elsewhere in this Form 10-K.

     Furthermore, the December 31, 1996, reserve report prepared for the Partnership indicates that 85% of future net revenues will be received by the Trust during the next two years. As such, it is possible, depending on market conditions and the success of future drilling activities, if any, that as early as 1999 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

OPERATIONAL REVIEW

     As discussed in Item 1 of this Form 10-K, substantially all of the gas produced from the Trust properties during 1996 was sold at prices approximating spot market prices.

     The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production in 1996 as compared to 1995 primarily due to natural production decline. Mesa has farmed out a portion of Brazos A-7 to another operator and will have an option to participate at a 10% working interest in the completion of an exploratory well to be drilled in the second quarter of 1997. Estimated costs of such participation are $2 million ($.2 million net to the Trust). On block A-39, well A-3 ceased production in February 1996. Mesa commenced operations in April to perform a through tubing recompletion in the A-3 well. However, operational problems were encountered, and the work was suspended. Operations resumed and were completed in September 1996 at an estimated cost of $710,000 ($319,500 net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced an increase in production in 1996 as compared to 1995, primarily due to new production from the A-20, A-21, A-6 sidetrack, A-22 and A-14 sidetrack wells which were drilled in the first three quarters of 1996. The initial gross producing rates of the five wells was approximately 40 MMcf of gas and 1,000 barrels of condensate per day which has subsequently declined to approximately 15 MMcf of gas and 450 barrels of condensate per day as of March 1997. The decrease in production is primarily due to natural production decline. Mesa has advised the Trust that it may perform a recompletion of the A-6 sidetrack well in the second quarter of 1997. The drilling program resulted in an increase in the estimated proved reserves on this property. See "Description of the Royalty Properties -- Reserves" in Item
1 of this Form 10-K for information regarding such reserves.

     The West Delta 61 and 62 blocks experienced a decrease in production in 1996 as compared to 1995 primarily due to natural production decline. The Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest.

     Matagorda Island 624 production increased in 1996 as compared to 1995, primarily due to production from the A-8 development well drilled in the fourth quarter of 1995. This well is currently shut in due to a leak. Mesa has advised the Trust that it may perform a workover of this well in the second quarter of 1997.

            NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                         SOUTH
                                                         MARSH       HIGH       WEST     MATAGORDA
                                          BRAZOS       ISLAND 155   ISLAND      DELTA      ISLAND    VERMILION
YEAR ENDED DECEMBER 31, 1996:          A-7 AND A-39     AND 156       567     61 AND 62     624         381        TOTAL
                                       -------------   ----------  ---------  ---------  ----------  ---------   ----------
  90% of--
    Gross proceeds...................   $1,011,764    $7,714,044  $   --     $3,070,880  $ 906,788   $  --       $12,703,476
  Less 90% of--
    Operating costs..................     (600,885)     (807,674)     --       (727,325)   377,206)     --        (2,513,090)
    Capital costs recovered..........        --       (9,329,717)     --         (5,335)   344,793)     --        (9,679,845)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........      (86,181)     (143,018)     --       (231,185)   (14,139)     --          (474,523)
                                       -------------   ----------  ---------  ---------  ----------  ---------   -----------
  Net Proceeds
    (Excess Costs)...................   $  324,698    $(2,566,365) $  --     $2,107,035 $  170,650   $  --       $    36,018
                                       =============   ==========  =========  =========  ==========  =========   ===========
Trust share of net proceeds
  (99.99%)...........................                                                                            $    36,014
                                                                                                                 ===========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................         477         148,046     --          5,719       8,163    --           162,405
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Average sales price per Bbl......   $   N/A       $     15.74  $  --     $    17.20  $    20.41  $ --        $    15.83
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Natural gas (Mcf)................     521,846       2,397,012     --      1,220,306     360,078    --         4,499,242
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Average sales price per Mcf......   $    1.99     $      2.25  $  --     $     2.44  $     2.06  $ --        $     2.25
                                       =============   ==========  =========  =========  ==========  =========   ==========
Producing wells (gross)..............           3               5     --              4           3    --                15
YEAR ENDED DECEMBER 31, 1995:
  90% of--
    Gross proceeds...................  $1,691,468     $ 2,707,851  $  --     $2,471,303  $  441,242   $ --       $7,311,864
  Less 90% of--
    Operating costs..................    (672,629)     (1,036,990)    --       (753,871)   (384,234)    (862)    (2,848,586)
    Capital costs recovered..........    (209,034)       (166,104)    --        (62,267)   (567,266)   --        (1,004,671)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........    (127,301)        (39,300)    --       (128,166)    (23,906)   --          (318,673)
                                       -------------   ----------  ---------  ---------  ----------  ---------   ----------
  Net Proceeds
    (Excess Costs)...................  $  682,504     $ 1,465,457  $  --     $1,526,999 $ (534,164) $   (862)    $3,139,934
                                       =============   ==========  =========  =========  ==========  =========   ==========
Trust share of net proceeds
  (99.99%)...........................                                                                            $3,139,620
                                                                                                                 ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................       2,886         95,368      --         10,478       4,590         --      113,322
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Average sales price per Bbl......  $    16.09     $    14.55  $   --     $    14.82  $    15.42  $      --   $    14.65
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Natural gas (Mcf)................   1,043,249        916,441      --      1,451,446     251,850         --    3,662,986
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Average sales price per Mcf......  $     1.58     $     1.44  $   --  $        1.60  $     1.47  $      --   $     1.54
                                       =============   ==========  =========  =========  ==========  =========   ==========
Producing wells (gross)..............           3              2      --              2           3         --           10
YEAR ENDED DECEMBER 31, 1994:
  90% of--
    Gross proceeds...................  $2,959,607    $ 4,601,565  $   --     $5,152,672  $  901,303  $  37,426   $13,652,573
  Less 90% of--
    Operating costs..................    (695,863)    (1,066,432)   (21,468)   (821,338)   (328,137)        --   (2,933,238)
    Capital costs recovered..........         --        (139,781)     --       (408,174)   (357,466)        --     (905,421)
    Accrual for future abandonment
      costs..........................    (220,874)      (241,308)     --       (281,331)   (131,735)   166,860     (708,388)
                                       -------------   ----------  ---------  ---------  ----------  ---------   ----------
  Net Proceeds
    (Excess Costs)...................  $2,042,870    $ 3,154,044  $ (21,468) $3,641,829  $   83,965  $ 204,286   $9,105,526
                                       =============   ==========  =========  =========  ==========  =========   ==========
Trust share of net proceeds
  (99.99%)...........................                                                                            $9,104,615
                                                                                                                 ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............       2,723        148,672         --     26,188       4,192         --      181,775
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Average sales price per Bbl......  $    13.56     $    13.28  $      --  $   12.57  $    14.44  $      --   $    13.21
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Natural gas (Mcf)................   1,462,904      1,378,661         --  2,340,734     398,489         --    5,580,788
                                       =============   ==========  =========  =========  ==========  =========   ==========
    Average sales price per Mcf......  $     2.00     $     1.91  $      --  $    2.06  $     2.11  $      --   $     2.01
                                       =============   ==========  =========  =========  ==========  =========   ==========
Producing wells (gross)..............           3              2         --          2           3         --           10

------------
o The amounts shown are for the Mesa Offshore Royalty Partnership.
o Producing wells indicates the gross number of wells capable of production as of the end of the period.
o Gross proceeds is based on actual production for a twelve-month period ending on October 31 of each year, respectively.
o Capital costs recovered represent capital costs incurred during the current or prior period to the extent that such costs have been recovered by Mesa from gross proceeds.
o The cost carryforward resulting from the drilling on South Marsh Island was $3.1 million at December 31, 1996. See the Operational Review Section for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                               YEARS ENDED DECEMBER 31
                                      -----------------------------------------
                                         1996          1995           1994
                                      -----------  -------------  -------------
Royalty income......................  $    36,014  $   3,139,620  $   9,104,615
Interest income.....................       63,253         91,788        104,372
General and administrative expense..      (99,267)      (427,546)      (425,276)
                                      -----------  -------------  -------------
Distributable income................  $   --       $   2,803,862  $   8,783,711
                                      ===========  =============  =============
Distributable income per unit.......  $   --       $       .0390  $       .1220
                                      ===========  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                         DECEMBER 31
                                                                             ------------------------------------
                                                                                   1996               1995
                                                                             -----------------  -----------------
                                  ASSETS
Cash and short-term investments............................................  $       1,535,247  $       2,015,016
Interest receivable........................................................              5,090             21,275
Net overriding royalty interest in oil and gas properties..................        380,905,000        380,905,000
     Less: accumulated amortization........................................       (379,842,595)      (379,837,840)
                                                                             -----------------  -----------------
                                                                             $       2,602,742  $       3,103,451
                                                                             =================  =================
                       LIABILITIES AND TRUST CORPUS
Reserve for trust expenses.................................................  $       1,540,337  $       2,000,000
Distribution payable.......................................................         --                     36,291
Trust corpus (71,980,216 units of beneficial
  interest authorized and outstanding).....................................          1,062,405          1,067,160
                                                                             -----------------  -----------------
                                                                             $       2,602,742  $       3,103,451
                                                                             =================  =================

                      STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                             YEARS ENDED DECEMBER 31
                                                                 ------------------------------------------------
                                                                      1996            1995             1994
                                                                 --------------  --------------  ----------------
Trust corpus, beginning of year................................  $    1,067,160  $    1,527,797  $      3,208,542
     Distributable income......................................        --             2,803,862         8,783,711
     Distributions to unitholders..............................        --            (2,803,862)       (8,783,711)
     Amortization of net overriding royalty interest...........          (4,755)       (460,637)       (1,680,745)
                                                                 --------------  --------------  ----------------
Trust corpus, end of year......................................  $    1,062,405  $    1,067,160  $      1,527,797
                                                                 ==============  ==============  ================

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

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by the unitholders in favor of termination. Amounts earned by the Trustee as compensation were $123,000, $149,000 and $177,500 for the years 1996, 1995 and 1994, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

  STATUS OF THE TRUST

     Mesa has advised the Trust that in October 1995 it completed the drilling on Matagorda Island block 624 and that it drilled five wells from the existing "A" platform on the South Marsh Island 155 block during 1996. Mesa Inc. recovered all remaining costs related to the South March Island drilling program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.6 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. The recovery of costs associated with the Matagorda Island 624 and South Marsh Island drilling programs caused the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture. However, based on the overall success of the South Marsh Island drilling program, payments of Royalty income to the Trust have resumed as of the April 30, 1997 payable date and the Trust expects that the cash it receives in 1997 will likely be above the termination threshold prescribed in the Trust Indenture.

     Furthermore, the December 31, 1996, reserve report prepared for the Partnership (see Note 6) indicates that 85% of future net revenues will be received by the Trust during the next two years. As such, it is possible, depending on market conditions and the success of future drilling activities, if any, that as early as 1999 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

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

     The initial carrying value of the Royalty represented the net book value assigned by Mesa to the Royalty Properties at the date of transfer to the Trust. Amortization of the Royalty, which is calculated on the basis of current royalty income in relation to estimated future royalty income, is charged directly to trust corpus since such amounts do not affect distributable income.

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

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

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

(6)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 1996 and 1995, are based on a report prepared by MESA Inc. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

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

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                            OIL,
                                         CONDENSATE
                                        AND NATURAL       NATURAL
                                        GAS LIQUIDS         GAS
                                        ------------   -------------
                                           (Bbls)          (Mcf)
Proved Reserves:
     December 31, 1993...............      205,350         6,071,323
                                        ------------   -------------
           Revisions of previous
              estimates..............       64,908         1,047,161
           Extensions, discoveries
              and other additions....        4,044           241,830
           Production................     (121,244)       (3,722,386)
                                        ------------   -------------
     December 31, 1994...............      153,058         3,637,928
                                        ------------   -------------
           Revisions of previous
              estimates..............        2,937          (611,229)
           Extensions, discoveries
              and other additions....       45,832           827,402
           Production................      (48,659)       (1,572,839)
                                        ------------   -------------
     December 31, 1995...............      153,168         2,281,262
                                        ------------   -------------
           Revisions of previous
              estimates..............      (10,158)         (319,134)
           Extensions, discoveries
              and other additions....      133,190         2,111,233
           Production................         (460)          (12,755)
                                        ------------   -------------
     December 31, 1996...............      275,740         4,060,606
                                        ============   =============
Proved Developed Reserves:
     December 31, 1994...............      144,702         3,080,069
                                        ============   =============
     December 31, 1995...............      116,623         1,621,034
                                        ============   =============
     December 31, 1996...............      275,740         4,060,606
                                        ============   =============

------------

  (See Notes on following page.)

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
      PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds....................................................  $  30,690  $  21,205
Less ninety percent of --
     Future operating costs................................................................     (5,520)    (8,740)
     Future capital costs, net of amounts previously accrued...............................     (3,994)    (5,191)
                                                                                             ---------  ---------
Future royalty income......................................................................     21,176      7,274
Discount at 10% per annum..................................................................     (2,591)    (1,635)
                                                                                             ---------  ---------
Standardized measure of future royalty
  income from proved oil and gas reserves..................................................  $  18,585  $   5,639
                                                                                             =========  =========

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                    YEARS ENDED DECEMBER 31
                                                                               ---------------------------------
                                                                                 1996       1995        1994
                                                                               ---------  ---------  -----------
                                                                                        (IN THOUSANDS)
Standardized measure at beginning of year....................................  $   5,639  $   6,877  $    14,779
                                                                               ---------  ---------  -----------
     Revisions of previous estimates and net changes in prices...............      2,580       (271)        (570)
     Extensions, discoveries and other additions.............................      9,838      1,485          295
     Royalty income..........................................................        (36)    (3,140)      (9,105)
     Accretion of discount...................................................        564        688        1,478
                                                                               ---------  ---------  -----------
     Net changes in standardized measure.....................................     12,946     (1,238)      (7,902)
                                                                               ---------  ---------  -----------
Standardized measure at end of year..........................................  $  18,585  $   5,639  $     6,877
                                                                               =========  =========  ===========

------------

o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31, of the respective years as follows: 1996, 192,574 Bbls; 1995, 123,220 Bbls; 1994, 133,466 Bbls.

o The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

o The "Future capital costs, net of amounts previously accrued" at December 31, 1996 includes, in thousands, $9,187 of future abandonment costs net of $8,738 previously accrued by Mesa.

o Natural gas prices have declined significantly since December 31, 1996. Accordingly, the standardized measure of future royalty income from proved oil and gas reserves would be reduced if it was calculated in the first quarter of 1997.

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

(7)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   SUMMARIZED QUARTERLY RESULTS
                                                                        THREE MONTHS ENDED
                                                  --------------------------------------------------------------
                                                    MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------  -------------    -------------     ------------
1996:
Royalty income..................................  $      36,014  $    --            $ --             $   --
Distributable income............................  $    --        $    --            $ --             $   --
Distributable income per unit...................  $    --        $    --            $ --             $   --
1995:
Royalty income..................................  $   1,303,852  $     836,005      $ 879,243        $   120,520
Distributable income............................  $   1,246,506  $     688,638      $ 832,427        $    36,291
Distributable income per unit...................  $       .0173  $       .0096      $   .0116        $     .0005

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO TEXAS COMMERCE BANK NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1996 and 1995, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1996 and 1995, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 3.

                                          /s/ ARTHUR ANDERSEN LLP
                                          -----------------------
                                              Arthur Andersen LLP

Houston, Texas
March 26, 1997

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
                                                                                                        ------------
Statements of Distributable Income...................................................................      22
Statements of Assets, Liabilities and Trust Corpus...................................................      22
Statements of Changes in Trust Corpus................................................................      22
Notes to Financial Statements........................................................................      23
Report of Independent Public Accountants.............................................................      29

     (A)(2) SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

     (A)(3) EXHIBITS

                                                                                              SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION       EXHIBIT
                                                                                               NUMBER          NUMBER
                                                                                            ------------       -------
      4(a)      *     Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated December 15,
                      1982...............................................................   2-79673               10(gg)
      4(b)      *     Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                      Offshore Royalty Partnership, dated December 15, 1982..............   2-79673               10(hh)
      4(c)      *     Partnership Agreement between Mesa Offshore Management Co. and
                      Texas Commerce Bank National Association, as Trustee, dated
                      December 15, 1982..................................................   2-79673               10(ii)


                                                                                              SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION       EXHIBIT
                                                                                               NUMBER          NUMBER
     4(d)          *  Amendment to Partnership Agreement between Mesa Offshore Management
                      Co., Texas Commerce Bank National Association, as TRUSTEE, and MESA
                      operating Limited Partnership, dated December 27, 1985 (Exhibit
                      4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore
                      Trust).............................................................    1-8432             4(d)

     4(e)          *  Amemdment to Partnership Agreement between Texas Commerce Bank Na-
                      tional Association, as Trustee, and Mesa Operating dated as of
                      January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                      31, 1993 of Mesa Offshore Trust)...................................    1-8432             4(e)

    27                Financial Data Schedule

------------

 * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

     None.

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

                                          MESA OFFSHORE TRUST

                                          By TEXAS COMMERCE BANK NATIONAL
                                             ASSOCIATION, TRUSTEE

                                          By /s/ PETE FOSTER
                                             ----------------------------
                                                 Pete Foster
                                            Senior Vice President
                                               & Trust Officer

March 27, 1997

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                  EXHIBIT INDEX

                                                                                              SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION       EXHIBIT
                                                                                               NUMBER          NUMBER
                                                                                            ------------       -------
      4(a)      *     Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated December 15,
                      1982...............................................................   2-79673               10(gg)
      4(b)      *     Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                      Offshore Royalty Partnership, dated December 15, 1982..............   2-79673               10(hh)
      4(c)      *     Partnership Agreement between Mesa Offshore Management Co. and
                      Texas Commerce Bank National Association, as Trustee, dated
                      December 15, 1982..................................................   2-79673               10(ii)
     4(d)          *  Amendment to Partnership Agreement between Mesa Offshore Management
                      Co., Texas Commerce Bank National Association, as TRUSTEE, and MESA
                      operating Limited Partnership, dated December 27, 1985 (Exhibit
                      4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore
                      Trust).............................................................    1-8432             4(d)

     4(e)          *  Amemdment to Partnership Agreement between Texas Commerce Bank Na-
                      tional Association, as Trustee, and Mesa Operating dated as of
                      January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                      31, 1993 of Mesa Offshore Trust)...................................    1-8432             4(e)

    27                Financial Data Schedule............................................

------------
 * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.