Form 10-Q
period 1997-03-31
MESA OFFSHORE TRUST
filed 1997-05-15
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________________ TO _________________

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

                                 (713) 216-6369
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     As of May 12, 1997 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1997           1996
                                       -------------  -------------
Royalty income.......................  $   1,111,555  $      36,014
Interest income......................         17,612         15,789
General and administrative expense...       (619,634)       (51,803)
                                       -------------  -------------
     Distributable income............  $     509,533  $    --
                                       =============  =============
     Distributable income per unit...  $       .0070  $    --
                                       =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          MARCH 31,        DECEMBER 31,
                                            1997               1996
                                        -------------      -------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments......   $   2,580,121      $   1,535,247
Interest receivable..................           8,230              5,090
Net overriding royalty interest in
  oil and gas properties.............     380,905,000        380,905,000
Accumulated amortization.............    (379,898,371)      (379,842,595)
                                        -------------      -------------
                                        $   3,594,980      $   2,602,742
                                        =============      =============

    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........   $   2,000,000      $   1,540,337
Other reserves.......................          78,818           --
Distributions payable................         509,533           --
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........       1,006,629          1,062,405
                                        -------------      -------------
                                        $   3,594,980      $   2,602,742
                                        =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                       ----------------------------
                                           1997           1996
                                       -------------  -------------
Trust corpus, beginning of period....  $   1,062,405  $   1,067,160
     Distributable income............        509,533       --
     Distributions to unitholders....       (509,533)      --
     Amortization of net overriding
        royalty interest.............        (55,776)        (4,755)
                                       -------------  -------------
Trust corpus, end of period..........  $   1,006,629  $   1,062,405
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

STATUS OF THE TRUST

     Mesa completed the drilling on Matagorda Island block 624 in 1995 and it drilled five wells from the existing "A" platform on the South Marsh Island
155 block during 1996. Mesa Inc. recovered substantially all remaining costs related to the South Marsh Island drilling program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.6 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. The recovery of costs associated with the Matagorda Island 624 and South Marsh Island drilling programs caused the cash received by the Trust in 1996 to fall below the termination threshold prescribed in the Indenture. However, based on the overall success of the South Marsh Island drilling program, payments of Royalty income to the Trust have resumed as of the April 30, 1997 payable date and the cash it has received in 1997 is above the termination threshold prescribed in the Trust Indenture.

     Furthermore, the December 31, 1996, reserve report prepared for the Partnership (see the Trust's 1996 Annual Report on Form 10-K) indicates that 85% of future net revenues will be received by the Trust during the next two years. As such, it is possible, depending on market conditions and the success of future drilling activities, if any, that as early as 1999 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association (Trustee) in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1996 Annual Report on Form 10-K.

                              MESA OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

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

FINANCIAL REVIEW

     During the first quarter of 1997, the Trust had distributable income of $509,533, representing $.0070 per unit, as compared to no distributable income in the first quarter of 1996. The resumption of distributions is due to the recovery as of the February 1997 reporting month of substantially all remaining costs related to the drilling on South Marsh Island and Matagorda Island discussed below. The per unit amounts of distributable income for the first quarter of 1997 and 1996 were earned by month as follows:

                                         1997       1996
                                       ---------  ---------
January..............................  $  --      $  --
February.............................     --         --
March................................      .0070     --
                                       ---------  ---------
                                       $   .0070  $  --
                                       =========  =========

     Royalty income increased to $1,111,555 in the first quarter of 1997 as compared to $36,014 for the first quarter of 1996. The increase in Royalty income is due to the recovery of drilling costs by Mesa on the South Marsh Island blocks 155 and 156 and increased prices for natural gas in 1997.

     Production volumes for natural gas increased to 1,635,853 Mcf in the first quarter of 1997 from 763,371 Mcf in the first quarter of 1996. The average price received for natural gas was $3.36 per Mcf in the first quarter of 1997 compared to $2.27 per Mcf in the first quarter of 1996.

     Crude oil, condensate and natural gas liquids production increased to 60,697 barrels in the first quarter of 1997 from 18,809 barrels in the first quarter of 1996. The average price received for crude oil, condensate and natural gas liquids was $20.50 per barrel in the first quarter of 1997, compared to $16.00 per barrel in the first quarter of 1996.

     The increase in natural gas and crude oil, condensate and natural gas liquids production in the first quarter of 1997 when compared to the first quarter of 1996 is primarily attributable to new production on South Marsh Island, partially offset by natural production decline on West Delta.

OPERATIONAL REVIEW

     Mesa has advised the Trust that during the first quarter of 1997 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Energy Source Inc. and Conoco, and that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 1997 were generally higher than spot market prices in the first quarter of 1996.

     The amount of cash distributed by the Trust is dependent on, among other things, the sales prices of gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of OPEC and other oil and gas producers, weather, industrial growth, conservation measures, competition and other variables.

     The Brazos A-7 and A-39 blocks experienced a slight increase decrease in natural gas production in the first quarter of 1997 as compared to the first quarter of 1996 due to resumed production on the A-3 well on Block A-39 and a slight decrease in crude oil, condensate and natural gas liquids production primarily due to natural production decline. The A-3 well on Block A-39 resumed operation in September 1996 and is producing approximately 3 MMcf of gas per day as of May 1997. MESA has farmed out a portion of Brazos A-7 to another operator and will have the option to participate at a 10% working interest in the completion of an exploratory well being drilled in the second quarter of 1997. Estimated costs of such participation are $2 million ($.2 million net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced an increase in production in the first quarter of 1997 as compared to 1996, primarily due to new production from the A-20, A-21, A-6 sidetrack, A-22 and A-14 sidetrack wells which were drilled in the first three quarters of 1996. The initial gross producing rate of these five wells was approximately 40 MMcf of gas and 1,000 barrels of condensate per day which rate has subsequently declined to approximately 10 MMcf of gas and 400 barrels of condensate per day as of May 1997. The decrease in production is primarily due to natural production decline. Mesa has advised the Trust that it may perform a recompletion of the A-6 sidetrack well in the second quarter of 1997.

     The West Delta 61 and 62 blocks experienced a decrease in production in the first quarter of 1997 as compared to the first quarter of 1996 primarily due to natural production decline. The Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest.

     Matagorda Island 624 natural gas production increased in the first quarter of 1997 as compared to the first quarter of 1996, primarily due to improved performance in the A-1 well. The A-8 development well, which was drilled in the fourth quarter of 1995, is currently shut in due to mechanical problems. Mesa has advised the Trust that it is evaluating operations to return the well to production. Gross producing rate of the block was approximately 5 MMcf of gas and 100 barrels of condensate per day as of May 1997.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by Mesa, see the Trust's 1996 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were $123,000, $149,000, and $177,500 for the years 1996, 1995 and 1994, respectively. Royalty income received of $1,996,758 as of April 1997 was above the termination threshold prescribed in the Indenture.

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

     On April 6, 1997, MESA Inc. signed a definitive agreement with Parker & Parsley Petroleum Company to merge and create Pioneer Natural Resources Company, the third largest independent oil and gas exploration and production company in the United States. The proposed transaction is subject to MESA Inc. and Parker & Parsley Petroleum Company stockholder approvals. There can be no assurance that this transaction will be completed or what the final terms or timing thereof will be. MESA Inc. has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                        SOUTH
                                          BRAZOS        MARSH          WEST
                                         A-7 AND     ISLAND 155      DELTA 61    MATAGORDA
                                           A-39        AND 156        AND 62     ISLAND 624      TOTAL
                                       ------------  -----------   ------------  ----------   ------------
THREE MONTHS ENDED MARCH 31, 1997:
     Ninety percent of gross
       proceeds......................  $    685,458  $ 4,904,049   $    686,747  $  472,414   $  6,748,668
     Less ninety percent of --
       Operating expenditures........      (116,730)    (324,551)      (195,321)    (74,126)      (710,728)
     Capital costs recovered.........       --        (4,774,348)       (33,897)     --         (4,808,245)
     Accrual for future abandonment
       costs.........................       (60,042)     (17,139)       (33,868)     (6,980)      (118,029)
                                       ------------  -----------   ------------  ----------   ------------
     Net proceeds (excess costs).....  $    508,686  $  (211,989)  $    423,661  $  391,308   $  1,111,666
                                       ============  ===========   ============  ==========   ============
     Trust share of net proceeds
       (99.99%)......................                                                         $  1,111,555
                                                                                              ============
Production Volumes and Average
  Prices:
     Crude oil, condensate and
       natural gas liquids (Bbls)....           277       57,563          1,453       1,404         60,697
                                       ============  ===========   ============  ==========   ============
     Average sales price per Bbl.....  $      21.89  $     20.44   $      20.30  $    23.14   $      20.50
                                       ============  ===========   ============  ==========   ============
     Natural gas (Mcf)...............       205,820    1,108,343        195,539     126,151      1,635,853
                                       ============  ===========   ============  ==========   ============
     Average sales price per Mcf.....  $       3.30  $      3.36   $       3.36  $     3.49   $       3.36
                                       ============  ===========   ============  ==========   ============
     Producing wells.................             3            5              4           3             15
THREE MONTHS ENDED MARCH 31, 1996:
     Ninety percent of gross proceeds..$    393,557  $   573,676   $    841,901  $  221,187   $  2,030,321
     Less ninety percent of --
       Operating expenditures........      (154,303)    (164,073)      (157,950)    (93,250)      (569,576)
     Capital costs recovered.........       --        (1,061,721)       --         (294,442)    (1,356,163)
     Accrual for future abandonment
       costs.........................       (28,769)       2,917        (40,460)     (2,252)       (68,564)
                                       ------------  -----------   ------------  ----------   ------------
     Net proceeds (excess costs).....  $    210,485  $  (649,201)  $    643,491  $ (168,757)  $     36,018
                                       ============  ===========   ============  ==========   ============
     Trust share of net proceeds
       (99.99%)......................                                                         $     36,014
                                                                                              ============
Production Volumes and Average
  Prices:
     Crude oil, condensate and
       natural gas liquids (Bbls)....           383       14,953          1,941       1,532         18,809
                                       ============  ===========   ============  ==========   ============
     Average sales price per Bbl.....  $      16.44  $     15.85   $      15.18  $    18.39   $      16.00
                                       ============  ===========   ============  ==========   ============
     Natural gas (Mcf)...............       193,166      141,980        329,189      99,036        763,371
                                       ============  ===========   ============  ==========   ============
     Average sales price per Mcf.....  $       2.00  $      2.37   $       2.47  $     1.95   $       2.27
                                       ============  ===========   ============  ==========   ============
     Producing wells.................             2            2              2           3              9
                                       ============  ===========   ============  ==========   ============

------------
 o  The amounts shown are for Mesa Offshore Royalty Partnership.

 o The amounts for the three months ended March 31, 1997 and 1996 represent actual production for the periods November 1996 through January 1997 and November 1995 through January 1996, respectively.

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

                                                        SEC FILE
                                                           OR
                                                      REGISTRATION    EXHIBIT
                                                         NUMBER       NUMBER
                                                      ------------    ------
     4(a)   * Mesa Offshore Trust Indenture between
              Mesa Petroleum Co. and Texas Commerce
              Bank National Association, as
              Trustee, dated December 15, 1982.....      2-79673        10(gg)

     4(b)   * Overriding Royalty Conveyance between
              Mesa Petroleum Co. and Mesa Offshore
              Royalty Partnership, dated December
              15, 1982.............................      2-79673        10(hh)

     4(c)   * Partnership Agreement between Mesa
              Offshore Management Co. and Texas
              Commerce Bank National Association,
              as Trustee, dated December 15,
              1982.................................      2-79673        10(ii)

     4(d)   * Amendment to Partnership Agreement
              between Mesa Offshore Management Co.,
              Texas Commerce Bank National
              Association, as Trustee, and Mesa
              Operating Limited Partnership, dated
              December 27, 1985 (Exhibit 4(d) to
              Form 10-K for year ended December 31,
              1992 of Mesa Offshore Trust).........       1-8432         4(d)

     4(e)   * Amendment to Partnership Agreement
              between Texas Commerce Bank National
              Association, as Trustee and Mesa
              Operating dated as of January 5, 1994
              (Exhibit 4(e) to Form 10-K for year
              ended December 31, 1993 of Mesa
              Offshore Trust)......................       1-8432         4(e)

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

Date:  May 13, 1997

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

                                                        SEC FILE
                                                           OR
                                                      REGISTRATION    EXHIBIT
                                                         NUMBER       NUMBER
                                                      ------------    ------
     4(a)   * Mesa Offshore Trust Indenture between
              Mesa Petroleum Co. and Texas Commerce
              Bank National Association, as
              Trustee, dated December 15, 1982.....      2-79673        10(gg)

     4(b)   * Overriding Royalty Conveyance between
              Mesa Petroleum Co. and Mesa Offshore
              Royalty Partnership, dated December
              15, 1982.............................      2-79673        10(hh)

     4(c)   * Partnership Agreement between Mesa
              Offshore Management Co. and Texas
              Commerce Bank National Association,
              as Trustee, dated December 15,
              1982.................................      2-79673        10(ii)

     4(d)   * Amendment to Partnership Agreement
              between Mesa Offshore Management Co.,
              Texas Commerce Bank National
              Association, as Trustee, and Mesa
              Operating Limited Partnership, dated
              December 27, 1985 (Exhibit 4(d) to
              Form 10-K for year ended December 31,
              1992 of Mesa Offshore Trust).........       1-8432         4(d)

     4(e)   * Amendment to Partnership Agreement
              between Texas Commerce Bank National
              Association, as Trustee and Mesa
              Operating dated as of January 5, 1994
              (Exhibit 4(e) to Form 10-K for year
              ended December 31, 1993 of Mesa
              Offshore Trust)......................       1-8432         4(e)

   27         Financial Data Schedule