Form 10-Q
period 1997-06-30
MESA OFFSHORE TRUST
filed 1997-08-14
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of August 8, 1997 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                           1997         1996         1997         1996
                                       ------------  ----------  ------------  ----------
Royalty income.......................  $  1,786,585  $   --      $  2,898,140  $   36,014
Interest income......................        35,801      16,961        53,413      32,750
General and administrative expense...       (30,432)    (16,961)     (650,066)    (68,764)
                                       ------------  ----------  ------------  ----------
     Distributable income............  $  1,791,954  $   --      $  2,301,487  $   --
                                       ============  ==========  ============  ==========
     Distributable income per unit...  $      .0248  $   --      $      .0319  $   --
                                       ============  ==========  ============  ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          JUNE 30,         DECEMBER 31,
                                            1997               1996
                                        -------------      -------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......   $   3,756,153      $   1,535,247
Interest receivable..................          35,801              5,090
Net overriding royalty interest in
  oil and gas properties.............     380,905,000        380,905,000
Accumulated amortization.............    (379,987,998)      (379,842,595)
                                        -------------      -------------
                                            4,708,956      $   2,602,742
                                        =============      =============

    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........   $   2,000,000      $   1,540,337
Distributions payable................       1,791,954           --
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........         917,002          1,062,405
                                        -------------      -------------
                                            4,708,956      $   2,602,742
                                        =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                       --------------------------  ----------------------------
                                           1997          1996          1997           1996
                                       ------------  ------------  ------------  --------------
Trust corpus, beginning of period....  $  1,006,629  $  1,062,405  $  1,062,405  $    1,067,160
Distributable income.................     1,791,954       --          2,301,487        --
Distributions to unitholders.........    (1,791,954)      --         (2,301,487)       --
Amortization of net overriding
  royalty interest...................       (89,627)      --           (145,403)         (4,755)
                                       ------------  ------------  ------------  --------------
Trust corpus, end of period..........  $    917,002  $  1,062,405  $    917,002  $    1,062,405
                                       ============  ============  ============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982 when Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership") to the Trust. The Partnership was created to receive and hold a 90% net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Until August 7, 1997, MESA, Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer") and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (formerly Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR")(collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership.

STATUS OF THE TRUST

     PNR completed the drilling on Matagorda Island block 624 in 1995 and it drilled five wells from the existing "A" platform on the South Marsh Island 155 block during 1996. PNR recovered substantially all remaining costs related to the South Marsh Island drilling program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.6 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association (the "Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1996 Annual Report on Form 10-K.

     The financial statements of the Trust are prepared on the following basis:

          (a) Royalty income recorded for a month is the Trust's interest in the amount computed and paid by PNR to the Partnership for such month rather than either the value of a portion of the oil and gas produced by PNR for such month or the amount subsequently determined to be 90% of the net proceeds for such month;

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

     The instruments conveying the Royalty provide that PNR will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by PNR from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although MESA Inc. and Pioneer (subsequent to the Merger) has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, and in the Trust's Form 10-K including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

FINANCIAL REVIEW

     During the second quarter of 1997, the Trust had distributable income of $1,791,954, representing $.0248 per unit, as compared to no distributable income in the second quarter of 1996. The resumption of distributions is due to the recovery as of the February 1997 reporting month of substantially all remaining costs related to the drilling on South Marsh Island and Matagorda Island discussed below. The per unit amounts of distributable income for the second quarter of 1997 and 1996 were earned by month as follows:

                                         1997       1996
                                       ---------  ---------
April................................  $   .0122  $  --
May..................................      .0080     --
June.................................      .0046     --
                                       ---------  ---------
                                       $   .0248  $  --
                                       =========  =========

     Royalty income increased to $1,786,585 in the second quarter of 1997 as compared to no royalty income for the first quarter of 1996. The increase in Royalty income is due to the recovery of drilling costs by PNR on the South Marsh Island blocks 155 and 156 and increased prices for natural gas in 1997.

     Production volumes for natural gas increased to 1,057,041 Mcf in the second quarter of 1997 from 726,904 Mcf in the second quarter of 1996. The average price received for natural gas was $1.99 per Mcf in the second quarter of 1997 compared to $2.65 per mcf in the second quarter of 1996.

     Crude oil, condensate and natural gas liquids production inreased to 45,707 barrels in the second quarter of 1997 from 24,097 barrels in the second quarter of 1996. The average price received for crude oil, condensate and natural gas liquids was $14.91 per barrel in the second quarter of 1997, compared to $13.68 per barrel in the second quarter of 1996.

     The increase in natural gas and crude oil, condensate and natural gas liquids production in the second quarter of 1997 when compared to the second quarter of 1996 is primarily attributable to new production on South Marsh Island, partially offset by natural production decline on West Delta.

     For the six months ended June 30, 1997, natural gas production volumes increased to 2,692,893 Mcf from 1,490,275 Mcf for the six months ended June 30, 1996. Crude oil, condensate and natural gas liquids production volumes increased to 106,405 barrels in the first six months of 1997 as compared to 42,906 barrels in the first six months of 1996. The increase in natural gas production and crude oil, condensate and natural gas liquids production was primarily due to new production on South Marsh Island.

OPERATIONAL REVIEW

     PNR has advised the Trust that during the second quarter of 1997 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Energy Source, Inc. and Conoco, and that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 1997 were lower higher than spot market prices in the second quarter of 1996.

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

     The Brazos A-7 and A-39 blocks experienced an increase in production in the second quarter of 1997 as compared to the second quarter of 1996 primarily due to the resumption of production from block A-39, well A-3. Well A-3 resumed operation in September 1996 and is producing approximately 3 MMcf of gas per day as of July 1997. PNR has farmed out a portion of Brazos A-7 to another operator, and has participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and is temporarily abandoned. A completion proposal is expected to be received in the third quarter of 1997. Production from this well is expected to begin early next year. The completion cost of the No. 5 well to date approximately is $700,000 ($63,000 net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced an increase in production in the second quarter of 1997 as compared to 1996, primarily due to new production from the A-20, A-21, A-6 sidetrack, A-22 and A-14 sidetrack wells which were drilled in the first three quarters of 1996. The initial gross producing rate of these five wells was approximately 40 MMcf of gas and 1,000 barrels of condensate per day which rate has subsequently declined to approximately 8 MMcf of gas and 300 barrels of condensate per day as of July 1997. The decrease in production is primarily due to natural production decline. A recompletion of the A-6 sidetrack well in the second quarter of 1997 was performed at a cost of approximately $30,000 ($19,000 net to the Trust). The initial production after recompletion was 10 MMcf of gas per day which rate declined to 1.5 MMcf of gas per day as of July 1997 due to continuation of the natural production decline. PNR has purchased 3-D seismic for approximately $300,000 gross ($189,000 net to the Trust) to evaluate future drilling potential on the South Marsh Island 156 block.

     The West Delta 61 and 62 blocks experienced a decrease in oil and in natural gas production in the second quarter of 1997 as compared to the second quarter of 1996 primarily due to natural production decline. The Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest. PNR is currently evaluating additional drilling opportunities for this property in areas not subject to the farmout agreement.

     Matagorda Island 624 oil and natural gas production increased in the second quarter of 1997 as compared to the second quarter of 1996, primarily due to improved performance in the A-1 well. The A-8 development well, which was drilled in the fourth quarter of 1995, is currently shut in due to mechanical problems. A tubing replacement is planned for the last half of 1997 at an estimated cost of $376,600 ($110,000 net to the Trust). Gross producing rate of the block was approximately 4 MMcf of gas and 90 barrels of condensate per day as of July 1997.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1996 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were, $123,000, $149,000 and $177,500 for the years 1996, 1995, and 1994, respectively. Royalty income of $2,898,140 as of June 30, 1997 was above the termination threshold prescribed in the Indenture.

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

     On August 7, 1997, MESA Inc. and Parker & Parsley Petroleum Company merged to create Pioneer Natural Resources Company, the third largest independent oil and gas exploration and production company in the United States. Pioneer has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                      SOUTH
                                         BRAZOS       MARSH         WEST
                                        A-7 AND     ISLAND 155    DELTA 61     MATAGORDA
                                          A-39       AND 156       AND 62      ISLAND 624      TOTAL
                                       ----------  ------------  -----------   ----------   ------------
THREE MONTHS ENDED JUNE 30, 1997:
    Ninety percent of gross
      proceeds.......................  $  357,122  $  1,817,894  $   296,225    $309,604    $  2,780,845
    Less ninety percent of --
      Operating expenditures.........     (91,808)     (407,236)    (216,251)    (63,503)       (778,798)
      Capital costs recovered........      --          (173,808)     --           (4,564)       (178,372)
      Accrual for future abandonment
         costs.......................     (25,074)       (1,599)      (8,645)     (1,593)        (36,911)
                                       ----------  ------------  -----------   ----------   ------------
    Net proceeds.....................  $  240,240  $  1,235,251  $    71,329    $239,944    $  1,786,764
                                       ==========  ============  ===========   ==========   ============
    Trust share of net proceeds
      (99.99%).......................                                                          1,786,585
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         274        40,527        1,051       3,855          45,707
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Bbl....  $    17.85  $      14.35  $     17.24    $  19.98    $      14.91
                                       ==========  ============  ===========   ==========   ============
      Natural gas (Mcf)..............     177,383       627,343      142,638     109,677       1,057,041
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Mcf....  $     1.99  $       1.97  $      1.95    $   2.12    $       1.99
                                       ==========  ============  ===========   ==========   ============
    Producing wells..................           3             5            4           2              14
THREE MONTHS ENDED JUNE 30, 1996:
    Ninety percent of gross
      proceeds.......................  $  127,272  $  1,021,101  $   891,936    $214,513    $  2,254,822
    Less ninety percent of --
      Operating expenditures.........    (143,946)     (221,259)    (174,302)    (95,059)       (634,566)
      Capital costs recovered........      --        (1,518,260)     --          (20,319)     (1,538,579)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................      (9,518)        4,470      (76,551)        (78)        (81,677)
                                       ----------  ------------  -----------   ----------   ------------
    Net proceeds (excess costs)......  $  (26,192) $   (713,948) $   641,083    $ 99,057    $    --
                                       ==========  ============  ===========   ==========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $    --
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        (365)       21,525        1,395       1,542          24,097
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Bbl....  $   --      $      14.63  $     17.00    $  20.30    $      13.68
                                       ==========  ============  ===========   ==========   ============
      Natural gas (Mcf)..............      83,786       236,592      317,637      88,889         726,904
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Mcf....  $     2.00  $       2.98  $      2.73    $   2.06    $       2.65
                                       ==========  ============  ===========   ==========   ============
    Producing wells..................           2             4            2           3              11

------------
o     The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended June 30, 1997 and 1996 represent actual production for the periods February 1997 through April 1997 and February 1996 through April 1996, respectively.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

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

                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------    ----------   -----------   ---------   ------------
SIX MONTHS ENDED JUNE 30, 1997:
    Ninety percent of gross
      proceeds.......................   $1,042,580   $6,721,943   $   982,972   $ 782,018   $  9,529,513
    Less ninety percent of --
      Operating expenditures.........    (208,538)     (731,787)     (411,572)   (137,629)    (1,489,526)
      Capital costs recovered........      --        (4,948,156)      (33,897)     (4,564)    (4,986,617)
      Accrual for future abandonment
        costs........................     (85,116)      (18,738)      (42,513)     (8,573)      (154,940)
                                        ---------    ----------   -----------   ---------   ------------
    Net proceeds.....................   $ 748,926    $1,023,262   $   494,990   $ 631,252   $  2,898,430
                                        =========    ==========   ===========   =========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $  2,898,140
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         551        98,090         2,504       5,259        106,404
                                        =========    ==========   ===========   =========   ============
      Average sales price per Bbl....   $   19.88    $    17.92   $     19.02   $   20.82   $      18.10
                                        =========    ==========   ===========   =========   ============
      Natural gas (Mcf)..............     383,203     1,735,686       338,177     235,828      2,692,894
                                        =========    ==========   ===========   =========   ============
      Average sales price per Mcf....   $    2.69    $     2.86   $      2.77   $    2.85   $       2.82
                                        =========    ==========   ===========   =========   ============
    Producing wells..................           3             5             4           2             14

                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------   -----------   -----------   ---------   ------------
SIX MONTHS ENDED JUNE 30, 1996:
    Ninety percent of gross
      proceeds.......................   $ 520,829   $ 1,594,777   $ 1,733,837   $ 435,700   $  4,285,143
    Less ninety percent of --
      Operating expenditures.........    (298,249)     (385,332)     (332,252)   (188,309)    (1,204,142)
      Capital costs recovered........           0    (2,579,981)            0    (314,761)    (2,894,742)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................     (38,287)        7,387      (117,011)     (2,330)      (150,241)
                                        ---------   -----------   -----------   ---------   ------------
    Net proceeds (excess costs)......   $ 184,293   $(1,363,149)  $ 1,284,574   $ (69,700)  $     36,018
                                        =========   ===========   ===========   =========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $     36,014
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................          18        36,478         3,336       3,074         42,906
                                        =========   ===========   ===========   =========   ============
      Average sales price per Bbl....   $  --       $     15.13   $     15.94   $   19.35   $      14.70
                                        =========   ===========   ===========   =========   ============
      Natural gas (Mcf)..............     276,952       378,572       646,826     187,925      1,490,275
                                        =========   ===========   ===========   =========   ============
      Average sales price per Mcf....   $    2.00   $      2.75   $      2.60   $    2.00   $       2.45
                                        =========   ===========   ===========   =========   ============
    Producing wells..................           2             4             2           3             11

------------
o     The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the six months ended June 30, 1997 and 1996 represent actual production for the periods November 1996 through April 1997, and November 1995 through April 1996 respectively.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

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

Date:  August 13, 1997

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.