Form 10-Q
period 1997-09-30
MESA OFFSHORE TRUST
filed 1997-11-13
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _____________

                         COMMISSION FILE NUMBER: 1-8432

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

     As of November 10, 1997 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996
                                       -------------  -----------  -------------  -----------
Royalty income.......................  $   1,756,412  $   --       $   4,654,552  $    36,014
Interest income......................         37,287       16,061         90,700       48,811
General and administrative expense...       (220,704)     (16,061)      (870,770)     (84,825)
                                       -------------  -----------  -------------  -----------
     Distributable income............  $   1,572,995  $   --       $   3,874,482  $   --
                                       =============  ===========  =============  ===========
     Distributable income per unit...  $       .0219  $   --       $       .0538  $   --
                                       =============  ===========  =============  ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,      DECEMBER 31,
                                            1997               1996
                                        -------------      -------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......   $   3,535,707      $   1,535,247
Interest receivable..................          37,288              5,090
Net overriding royalty interest in
  oil and gas properties.............     380,905,000        380,905,000
Accumulated amortization.............    (380,076,111)      (379,842,595)
                                        -------------      -------------
                                        $   4,401,884      $   2,602,742
                                        =============      =============
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........   $   2,000,000      $   1,540,337
Distributions payable................       1,572,995           --
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........         828,889          1,062,405
                                        -------------      -------------
                                        $   4,401,884      $   2,602,742
                                        =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA OFFSHORE TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ------------------------------  ------------------------------
                                            1997            1996            1997            1996
                                       --------------  --------------  --------------  --------------
Trust corpus, beginning of period....  $      917,002  $    1,062,405  $    1,062,405  $    1,067,160
Distributable income.................       1,572,995        --             3,874,482        --
Distributions to unitholders.........      (1,572,995)       --            (3,874,482)       --
Amortization of net overriding
  royalty interest...................         (88,113)       --              (233,516)         (4,755)
                                       --------------  --------------  --------------  --------------
Trust corpus, end of period..........  $      828,889  $    1,062,405  $      828,889  $    1,062,405
                                       ==============  ==============  ==============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                               MESA OFFSHORE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust ("Trust") was created effective December 1, 1982 when Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was predecessor to MESA Inc., transferred a 99.99% interest in the Mesa Offshore Royalty Partnership ("Partnership") to the Trust. The Partnership was created to receive and hold a 90% net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership.

STATUS OF THE TRUST

     PNR completed the drilling on Matagorda Island block 624 in 1995 and drilled five wells from the existing "A" platform on the South Marsh Island
155 block during 1996. As of the February 1997 reporting month, PNR recovered substantially all remaining costs related to the South Marsh Island drilling program. In addition, the Trust recovered approximately $.6 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Texas Commerce Bank National Association ("Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial

                              MESA OFFSHORE TRUST
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)
information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1996 Annual Report on Form 10-K.

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

          (c) Trust general and administration expenses are recorded in the month they accrue;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

FINANCIAL REVIEW

     During the third quarter of 1997, the Trust had distributable income of $1,572,995, representing $.0219 per unit, as compared to no distributable income in the third quarter of 1996. The resumption of distributions is due to the recovery as of the February 1997 reporting month of substantially all remaining costs related to the drilling on South Marsh Island and Matagorda Island discussed below. The per unit amounts of distributable income for the third quarter of 1997 and 1996 were earned by month as follows:

                                         1997       1996
                                       ---------  ---------
July.................................  $   .0074  $  --
August...............................      .0080     --
September............................      .0065     --
                                       ---------  ---------
                                       $   .0219  $  --
                                       =========  =========

     Royalty income increased to $1,756,412 in the third quarter of 1997 as compared to Royalty income for the third quarter of 1996. The increase in Royalty income is primarily due to the recovery of drilling costs by PNR on the South Marsh Island blocks 155 and 156.

     Production volumes for natural gas decreased to 798,555 Mcf in the third quarter of 1997 from 1,597,370 Mcf in the third quarter of 1996 generally due to natural production declines in wells producing from South Marsh Island blocks 155 and 156, Brazos block A-7 and West Delta blocks 61 and 62. The average price received for natural gas was $2.12 per Mcf in the third quarter of 1997 compared to $2.37 per Mcf in the third quarter of 1996.

     Crude oil, condensate and natural gas liquids production decreased to 40,870 barrels in the third quarter of 1997 from 67,201 barrels in the third quarter of 1996. The average price received for crude oil, condensate and natural gas liquids was $14.05 per barrel in the third quarter of 1997 compared to $15.22 per barrel in the third quarter of 1996.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production in the third quarter of 1997 when compared to the third quarter of 1996 is primarily attributable to natural production declines in wells as described above as a result of pressure depletion and water encroachment.

     For the nine months ended September 30, 1997, natural gas production volumes increased to 3,491,449 Mcf from 3,087,645 Mcf for the nine months ended September 30, 1996. Crude oil, condensate and natural gas liquids production volumes increased to 147,274 barrels in the first nine months of 1997 as compared to 110,107 barrels in the first nine months of 1996. The increase in natural gas production and crude oil, condensate and natural gas liquids production was primarily due to new production on South Marsh Island.

OPERATIONAL REVIEW

     PNR has advised the Trust that during the third quarter of 1997 its offshore gas production was marketed under short-term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Pacific Gas & Electric Co. and Conoco, and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 1997 were generally lower than spot market prices in the third quarter of 1996.

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

     The Brazos A-39 block has experienced an increase in natural gas production in the third quarter of 1997 as compared to the third quarter of 1996 primarily due to the resumption of production from block A-39, well A-3. Well A-3 resumed operation in September 1996 and is producing approximately 2.5 MMcf of gas per day as of October 1997. PNR is considering purchasing 3-D seismic to evaluate future drilling potential on Brazos A-39 block. The Brazos A-7 well has experienced a decline in production due to natural production decline. PNR has farmed out a portion of the Brazos A-7 well to another operator and has participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and is temporarily abandoned. A completion proposal was received in the third quarter of 1997. The completion cost estimate of the No. 5 well is approximately $6 million ($540,000 net to the Trust, of which $700,000, ($63,000 net to the Trust) has been expended to date). Production from this well is expected to begin mid-year 1998.

     The South Marsh Island 155 and 156 blocks experienced a decrease in condensate and natural gas production in the third quarter of 1997 as compared to 1996, primarily due to reductions in production from the A-20, A-22 and A-14 sidetrack wells and loss of production from the A-21 and A-6 sidetrack wells which were drilled in the first three quarters of 1996. The initial gross producing rate of these five wells was approximately 40 MMcf of gas and 1,000 barrels of condensate per day which rate has subsequently declined to approximately 5.3 MMcf of gas and 22.0 barrels of condensate per day as of October 1997. The decrease in production is primarily due to natural production decline. A recompleton of the A-6 sidetrack well in the second quarter of 1997 was performed at a cost of approximately $30,000 ($19,000 net to the Trust). The initial production after recompletion was 10 MMcf of gas per day but as of October 1997, the well has loaded up with water and has ceased to produce. PNR has purchased 3-D seismic for approximately $300,000 gross ($189,000 net to the Trust) and is evaluating future drilling potential on the South March Island 156 block.

     The West Delta 61 and 62 blocks experienced a decrease in natural gas production in the third quarter of 1997 as compared to the third quarter of 1996 primarily due to natural production decline. In portions of West Delta Block 62, the Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% net profits interest. PNR is currently evaluating additional drilling opportunities for this property in areas not subject to the farmout agreement.

     Matagorda Island 624 oil and natural gas production increased in the third quarter of 1997 as compared to the third quarter of 1996, primarily due to improved performance in the A-1 well. The A-8 development well, which was drilled in the fourth quarter of 1995, is currently shut in due to mechanical problems. A tubing replacement is planned for the fourth quarter of 1997 at an estimated cost of $376,000 ($110,000 net to the Trust). Gross producing rate of the block was approximately 4 MMcf of gas and 90 barrels of condensate per day as of October 1997.

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

     Amounts paid to the Trustee as compensation were $123,000, $149,000 and $177,500 for the years 1996, 1995 and 1994, respectively. Royalty income of $4,654,552 as of September 30, 1997 was above the termination threshold prescribed in the Indenture.

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

     On August 7, 1997, MESA Inc. and Parker & Parsley Petroleum Company merged to create Pioneer Natural Resources Company, one of the largest independent oil and gas exploration and production company in the United States. Pioneer has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

     The following tables provide summaries of the calculations of the net proceeds attributable to the Partnership's royalty interests (unaudited):

                                                     SOUTH
                                        BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND    ISLAND 155   DELTA 61     ISLAND
                                         A-39       AND 156      AND 62        624        TOTAL
                                       ---------   ----------   ---------   ---------   ---------
THREE MONTHS ENDED
  SEPTEMBER 30, 1997:
    Ninety percent of gross
      proceeds.......................  $ 340,092   $1,231,930   $ 467,587   $229,683    $2,269,292
    Less ninety percent of --
      Operating expenditures.........   (104,913)    (271,174)   (204,273)   (52,818)     (633,178)
      Capital costs recovered........     --          174,948     (26,909)      --         148,039
      Accrual for future abandonment
        costs........................    (20,608)       3,610     (10,426)      (141)      (27,565)
                                       ---------   ----------   ---------   --------     ---------
    Net proceeds (excess costs)......  $ 214,571   $1,139,314   $ 225,979   $176,724    $1,756,588
                                       =========   ==========   =========   ========     =========
    Trust share of net proceeds
      (99.99%).......................                                                   $1,756,412
                                                                                        ==========
Production Volumes and Average
  Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............        313       29,433       9,038      2,086        40,870
                                       =========   ==========   =========   =========    =========
    Average sales price per Bbl......  $   16.88    $   12.48   $   18.11   $  18.17     $   14.05
                                       =========   ==========   =========   =========    =========
    Natural gas (Mcf)................    159,498      405,857     137,420     95,780       798,555
                                       =========   ==========   =========   =========    =========
    Average sales price per Mcf......  $    2.10    $    2.13   $    2.21   $   2.00     $    2.12
                                       =========   ==========   =========   =========    =========
    Producing wells..................          3            4           3          2            12

                                                     SOUTH
                                        BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND    ISLAND 155   DELTA 61     ISLAND
                                         A-39       AND 156      AND 62        624        TOTAL
                                       ---------   ----------   ---------   ---------   ----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1996:
    Ninety percent of gross
      proceeds.......................  $ 191,253   $3,574,332   $ 805,836   $237,722    $4,809,143
    Less ninety percent of --
      Operating expenditures.........   (149,524)    (223,962)   (217,468)   (99,855)     (690,809)
      Capital costs recovered........     --       (3,934,901)     --         (4,523)   (3,939,424)
      Accrual for future abandonment
        costs........................    (19,571)     (76,369)    (76,535)    (6,435)     (178,910)
                                       ---------   ----------   ---------   ---------   ----------
    Net proceeds (excess costs)......  $  22,158   $ (660,900)  $ 511,833   $126,909    $   --
                                       =========   ==========   =========   =========   ==========
    Trust share of net proceeds
      (99.99%).......................                                                   $   --
                                                                                        ==========
Production Volumes and Average
  Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............        235       63,776       1,353      1,837        67,201
                                       =========   ==========   =========   =========   ==========
    Average sales price per Bbl......  $   18.44   $    15.02   $   17.85   $  19.71    $    15.22
                                       =========   ==========   =========   =========   ==========
    Natural gas (Mcf)................     79,405    1,112,049     320,443     85,473     1,597,370
                                       =========   ==========   =========   =========   ==========
    Average sales price per Mcf......  $    2.35   $     2.35   $    2.44   $   2.36    $     2.37
                                       =========   ==========   =========   =========   ==========
    Producing wells..................          3            4           2          3            12

------------

 o  The amounts shown are for Mesa Offshore Royalty Partnership.

 o The amounts for the three months ended September 30, 1997 and 1996 represent actual production for the periods May 1997 through July 1997 and May 1996 through July 1996, respectively.

 o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

 o Producing wells indicates the number of wells capable of production as of the end of the period.

 o The cost carryforward of $2,457,504 at September 30, 1996 was primarily related to the drilling on South Marsh Island 155/156.

                                                      SOUTH
                                        BRAZOS        MARSH         WEST       MATAGORDA
                                        A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                         A-39        AND 156       AND 62         624         TOTAL
                                       ---------    ----------    ---------    ---------    ----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1997:
    Ninety percent of gross
      proceeds....................... $1,382,672    $7,953,873   $1,450,559  $1,011,701   $11,798,805
    Less ninety percent of --
      Operating expenditures.........   (313,451)   (1,002,961)    (615,845)   (190,447)   (2,122,704)
      Capital costs recovered........     --        (4,773,208)     (60,806)     (4,564)   (4,838,578)
      Accrual for future abandonment
        costs........................   (105,724)      (15,128)     (52,939)     (8,714)     (182,505)
                                       ---------    ----------    ---------    ---------   ----------
    Net proceeds (excess costs)......  $ 963,497    $2,162,576    $ 720,969    $807,976    $4,655,018
                                       =========    ==========    =========    =========   ==========
    Trust share of net proceeds
      (99.99%).......................                                                      $4,654,552
                                                                                           ==========
Production Volumes and Average
  Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............        864      127,523        11,542       7,345        147,274
                                       =========    ==========    =========    =========    ==========
    Average sales price per Bbl......  $   18.80    $   16.66     $   18.30    $  20.08     $    16.97
                                       =========    ==========    =========    =========    ==========
    Natural gas (Mcf)................    542,701    2,141,543       475,597     331,608      3,491,449
                                       =========    ==========    =========    =========    ==========
    Average sales price per Mcf......  $    2.52    $    2.72     $    2.61    $   2.61     $     2.66
                                       =========    ==========    =========    =========    ==========
    Producing wells..................          3            4             3           2             12

                                                      SOUTH
                                        BRAZOS        MARSH         WEST       MATAGORDA
                                        A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                         A-39        AND 156       AND 62         624         TOTAL
                                       ---------    ----------    ---------    ---------    ----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1996:
    Ninety percent of gross
      proceeds.......................  $ 712,082    $5,169,109   $2,539,673    $673,422     $9,094,286
    Less ninety percent of --
      Operating expenditures.........   (447,773)     (609,294)    (549,720)   (288,164)    (1,894,951)
      Capital costs recovered........     --        (6,514,882)      --        (319,284)    (6,834,166)
      Accrual for future abandonment
        costs........................    (57,858)      (68,982)    (193,546)     (8,765)      (329,151)
                                       ---------    ----------    ---------    --------     ----------
    Net proceeds (excess costs)......  $ 206,451   $(2,024,049)  $1,796,407    $ 57,209     $   36,018
                                       =========    ==========    =========    ========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                       $   36,014
                                                                                            ==========
Production Volumes and Average
  Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............        253       100,254        4,689       4,911        110,107
                                       =========    ==========    =========    =========    ==========
    Average sales price per Bbl......  $  --        $    15.06    $   16.49    $  19.48     $    15.01
                                       =========    ==========    =========    =========    ==========
    Natural gas (Mcf)................    356,357     1,490,621      967,269     273,398      3,087,645
                                       =========    ==========    =========    =========    ==========
    Average sales price per Mcf......  $    2.08    $     2.45    $    2.55    $   2.11     $     2.41
                                       =========    ==========    =========    =========    ==========
    Producing wells..................          3             4            2           3             12

------------

 o  The amounts shown are for Mesa Offshore Royalty Partnership.

 o The amounts for the nine months ended September 30, 1997 and 1996 represent actual production for the periods November 1996 through July 1997 and November 1995 through July 1996, respectively.

 o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

 o Producing wells indicates the number of wells capable of production as of the end of the period.

 o Crude oil, condensate and natural gas liquids production and prices for the nine months ended September 30, 1996 are distorted due to prior period accounting adjustments on Brazos A-7 and A-39.

 o The cost carryforward of $2,457,504 at September 30, 1996 was primarily related to the drilling on South Marsh Island 155/156.

                                    PART II

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

   (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                                 SEC FILE
                                                                                                    OR
                                                                                               REGISTRATION    EXHIBIT
                                                                                                  NUMBER       NUMBER
                                                                                               ------------    -------
       4(a)        *Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                    Commerce Bank National Association, as Trustee, dated December 15,
                    1982....................................................................      2-79673         10(gg)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                    Offshore Royalty Partnership, dated December 15, 1982...................      2-79673         10(hh)
       4(c)        *Partnership Agreement between Mesa Offshore Management Co. and Texas
                    Commerce Bank National Association, as Trustee, dated December 15,
                    1982....................................................................      2-79673         10(ii)
       4(d)        *Amendment to Partnership Agreement between Mesa Offshore Management Co.,
                    Texas Commerce Bank National Association, as Trustee, and Mesa Operating
                    Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K
                    for year ended December 31, 1992 of Mesa Offshore Trust)................       1-8432          4(d)
       4(e)        *Amendment to Partnership Agreement between Texas Commerce Bank National
                    Association, as Trustee and Mesa Operating Limited Partnership dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                    31, 1993 of Mesa Offshore Trust)........................................       1-8432          4(e)
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA OFFSHORE TRUST

                                                     TEXAS COMMERCE BANK
                                          By:        NATIONAL ASSOCIATION
                                                          TRUSTEE

                                          By:          /s/ PETE FOSTER
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  November 13, 1997

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

   (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                 EXHIBIT INDEX

                                                                                                 SEC FILE
                                                                                                    OR
                                                                                               REGISTRATION    EXHIBIT
   EXHIBIT NO.                           DESCRIPTION                                              NUMBER       NUMBER
   -----------                           -----------                                           ------------    -------
       4(a)        *Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                    Commerce Bank National Association, as Trustee, dated December 15,
                    1982....................................................................      2-79673         10(gg)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                    Offshore Royalty Partnership, dated December 15, 1982...................      2-79673         10(hh)
       4(c)        *Partnership Agreement between Mesa Offshore Management Co. and Texas
                    Commerce Bank National Association, as Trustee, dated December 15,
                    1982....................................................................      2-79673         10(ii)
       4(d)        *Amendment to Partnership Agreement between Mesa Offshore Management Co.,
                    Texas Commerce Bank National Association, as Trustee, and Mesa Operating
                    Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K
                    for year ended December 31, 1992 of Mesa Offshore Trust)................       1-8432          4(d)
       4(e)        *Amendment to Partnership Agreement between Texas Commerce Bank National
                    Association, as Trustee and Mesa Operating Limited Partnership dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                    31, 1993 of Mesa Offshore Trust)........................................       1-8432          4(e)
         27        Financial Data Schedule