Form 10-K
period 1997-12-31
MESA OFFSHORE TRUST
filed 1998-03-30
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER 1-8432

                              MESA OFFSHORE TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TEXAS                                     76-6004065
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      CHASE BANK OF TEXAS,
      NATIONAL ASSOCIATION
    CORPORATE TRUST DIVISION
        712 MAIN STREET
        HOUSTON, TEXAS                                    77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-6369

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                             WHICH REGISTERED
  UNITS OF BENEFICIAL INTEREST                          PACIFIC EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1998, of $.156 was approximately $11,229,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 20, 1998, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                                     PAGE
Item  1.   Business...............................................................     1
             Description of the Trust.............................................     1
             Description of the Units.............................................     2
             Termination of the Trust.............................................     5
             Description of Royalty Properties....................................     6
             Contracts............................................................    13
             Regulation and Prices................................................    15
Item  2.   Properties.............................................................    16
Item  3.   Legal Proceedings......................................................    16
Item  4.   Submission of Matters to a Vote of Security Holders....................    16

                                    PART II

Item  5.   Market for the Registrant's Common Equity and
             Related Unitholder Matters...........................................    17
Item  6.   Selected Financial Data................................................    17
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................    17
Item  8.   Financial Statements and Supplementary Data............................    22
Item  9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...............................    30

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.....................    30
Item 11.   Executive Compensation.................................................    30
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management.......................................................    30
Item 13.   Certain Relationships and Related Transactions.........................    30

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......    30
SIGNATURES........................................................................    32


NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business -- Termination of the Trust," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer Natural Resources Company ("Pioneer") has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Chase Bank of Texas National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is (713) 216-6369.

     The principal asset of the Trust consists of a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust was created on December 28, 1982, effective December 1, 1982, when Mesa Petroleum Co. conveyed to the Partnership certain overriding royalty interests (collectively, the "Royalty") carved out of Mesa Petroleum Co.'s existing working interests in ten producing and non-producing oil and gas leases offshore Louisiana and Texas (the "Royalty Properties"). The Partnership was formed for the purpose of receiving and holding the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trustee and Mesa Offshore Management Co., the managing general partner of the Partnership at that time, in accordance with their interests. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer, formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As hereinafter used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated. See "Termination of the Trust" on page 5 of this Form 10-K for additional information regarding PNR and the Trust.

     Units of beneficial interest ("units") in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held. The units are listed on the Pacific Exchange under the symbol MOS.

     The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing;
(4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by the unitholders in favor of termination. Amounts paid to the Trustee as compensation were $173,000, $123,000 and $149,000, for the years 1997, 1996 and 1995, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

     Under the instrument conveying the Royalty to the Partnership, the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 6 of this Form 10-K. The instrument of conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by PNR during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by PNR from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by PNR in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. PNR, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between PNR and any purchaser as to the correct sale price for any production, amounts received by PNR and promptly deposited by it with an escrow agent are not considered as having been received by PNR and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to PNR by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts PNR is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by PNR as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within thirty days following the close of each calendar quarter, PNR is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

     The Royalty Properties are required to be operated by PNR in accordance with reasonable and prudent business judgment and good oil and gas field practices. PNR has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. PNR markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" on page 13 of this Form 10-K. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

  INCOME AND DEPLETION

     Royalty income, net of depletion and severance taxes, is treated as portfolio income, and, subject to certain exceptions and transitional rules, royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset. For units sold on or prior to May 6, 1997, such capital gain will be long-term if such unitholder's holding period exceeded one year as of the date of sale or exchange. The Taxpayer Relief Act of 1997 reduced the maximum capital gains rate of 20% for capital assets sold after May 6, 1997, but the holding period necessary to qualify for the reduced rate increased to eighteen months effective for sales after July 28, 1997. A special "mid-term" rate (generally 28%) applies to capital assets sold after July 28, 1997 with a holding period of over one year but not over eighteen months. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

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

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign unitholders owning greater than 5 percent of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Foreign unitholders owning 5 percent or less of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

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

                            TERMINATION OF THE TRUST

     As discussed above under "Description of the Trust", the terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see pages 12 and 13 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

     The December 31, 1997, reserve report prepared for the Partnership indicates that over 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions, and the success of future drilling activities, if any, and other matters, that in 1998 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1997

                                                                         PRODUCING WELLS(1)
                                                             ------------------------------------------
                                         PRODUCING ACRES            GROSS                  NET
                                       --------------------  --------------------  --------------------
              PROPERTY                   GROSS     NET(2)       OIL        GAS        OIL        GAS
-------------------------------------  ---------  ---------     ---        ---        ---        ---
Offshore Louisiana--
  South Marsh
     Island 155......................      5,000      2,625         --          2         --        1.0
  South Marsh
     Island 156......................      5,000      2,625         --          1         --         .5
  West Delta 61......................      5,000      3,750         --          1         --         .8
  West Delta 62......................      5,000      3,750         --          2         --         .9
Offshore Texas--
  Brazos A-7.........................      5,760      2,160         --          1         --         .4
  Brazos A-39........................      5,760      2,160         --          2         --         .8
  Matagorda
     Island 624......................      5,617      1,369         --          1         --         .2
                                       ---------  ---------        ---        ---        ---        ---
           Total.....................     37,137     18,439          0         10          0        4.6
                                       =========  =========        ===        ===        ===        ===

------------

(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 1997, see "Net Proceeds, Production and Average Prices" on page 21 of this Form 10-K.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 1997, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 6, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

                                 SUMMARY REPORT
                                     DATED
                                   MARCH 1998
                                       ON
                              RESERVES AND REVENUE
                                     AS OF
                               DECEMBER 31, 1997
                                      FROM
                               CERTAIN PROPERTIES
                                    OWNED BY
                       MESA OFFSHORE ROYALTY PARTNERSHIP

                              [PIONEER LETTERHEAD]

March 17, 1998


MESA Offshore Trust
Chase Bank (as Trustee)
Texas Commerce Tower
600 Travis Street, Suite 1150
Houston TX  77002

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 1997, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership", a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in 10 Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The 10 offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties". Three of these leases have been abandoned; reserves of the remaining seven leases are reported herein.

The reserve estimates are based on a detailed study of the Subject Properties. The method or combination of methods used in the study of each reservoir was tempered by experience in the area, consideration of the stage of development of the reservoir, and the quality and completeness of basic data.

Estimates of oil, condensate, natural gas liquids and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserve and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgment factors in interpreting such information.

In the preparation of this report, Pioneer has used internal information with respect to property interests owned by the Partnership, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information.

The development status shown herein represents the status applicable on December 31, 1997. Data available from wells drilled on the appraised properties through December 31, 1997 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1997 was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 1997 since production data for these properties were not available throughout 1997.

The reserve volumes and revenue values shown in this report for Partnership Interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership Interest

MESA Offshore Trust
March 17, 1998
Page 2


and the retained Pioneer Interest in the Subject Properties (Combined Interest). Net reserves attributable to the Partnership Interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. Because the net reserve volumes attributable to the Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership Interest will vary if different future price and cost assumptions are used.

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

o Proved - Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

o Developed - Reserves that are recoverable from existing wells with current operating methods and expenses. Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

o Undeveloped - Reserves that are recoverable from additional wells yet to be drilled. Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

Estimates of the net proved reserves attributable to the Partnership Interest as of December 31, 1997 are as follows:

TOTAL PROVED RESERVES:
    Natural Gas (Mcf)...............................      2,464,682
    Oil and Condensate (bbl)........................         54,769
    Natural Gas Liquids (bbl).......................         15,348

MESA Offshore Trust
March 17, 1998
Page 3


PROVED DEVELOPED RESERVES
    Natural Gas (Mcf)...............................      2,464,682
    Oil and condensate (bbl)........................         54,769
    Natural Gas Liquids (bbl).......................         15,348

Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting form this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. The deficit balance as of December 31, 1997 was zero.

Future oil and gas producing rates estimated for this report are based on production rates considering the most recent figures available or, in certain cases, are based on estimates tempered by Pioneer's experience in the area. The rates used for future production are rates that Pioneer has determined are within the capacity of the well or reservoir to produce.

Gas volumes shown herein are expressed at standard conditions of 60 degrees Fahrenheit and a 15.025 pounds per square inch absolute. Condensate reserves estimated herein are those to be obtained from normal separator recovery.

Revenue values in this report were estimated using current prices and costs. Future prices were estimated using guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

The assumptions used for estimating future prices and costs are as follows:

o Oil and Condensate Prices - Oil and condensate prices were held constant for the life of the properties.

o Natural gas Prices - Gas prices were held constant for the life of the properties.

o Natural Gas Liquids Prices - Natural gas liquids prices were held constant for the life of the properties.

The initial and future prices and producing rates used in this report are those that the Partnership could reasonably expect to receive over the life of the properties.

o Operating and Capital Costs - Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1997 values and were not adjusted for inflation.

MESA Offshore Trust
March 17, 1998
Page 4

A summary of estimated revenue and costs attributable to the Combined interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 1997 is as follows:

COMBINED INTEREST:
    Future Gross Revenue ($)...............................        7,625,049
    Production and Ad Valorem Taxes ($)....................                0
    Operating Costs ($)....................................      (4,603,026)
    Capital Costs ($)1.....................................     (11,011,180)
    Future Net Revenue ($).................................      (7,989,151)

    Accrued Revenue for Abandonment Costs ($)..............        9,932,542
    Future Accrued Revenue for Abandonment Costs ($).......          466,400
    Revenue Subject to Net Profits Interest ($)............        2,409,791

PARTNERSHIP INTEREST:
    Future Net Revenue ($)2................................        2,168,812
    Present Worth at 10 Percent ($)........................        1,884,188

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

                              Submitted,



                              /s/JOHN V. PETERS
                              John V. Peters

--------
    (1)Includes abandonment costs.
    (2)Future income tax expenses were not taken into account in the preparation of these estimates.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The preceding reserve data in the Reserve Report represent estimates only and should not be construed as being exact. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way, and estimates of other persons might differ materially from those of PNR. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

     Also, while estimates of reserves attributable to the Royalty Properties are shown in order to comply with requirements of the Securities and Exchange Commission (the "SEC"), there is no precise method of allocating estimates of physical quantities of reserves between PNR and the Partnership, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the previously mentioned reserve study have been allocated based on the method referenced in the Reserve Report. The quantities of reserves attributable to the Partnership will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves set forth in the Reserve Report are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

     Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 1997 pursuant to gas contracts in effect on January 1, 1998. These prices (having a weighted average of $2.36 per Mcf as of December 31, 1997) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 1997 was $2.66 per Mcf, representing a combination of contract prices and spot market prices.

     The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 1997. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in such estimates.

                                                          ESTIMATED
                                                        REMAINING LIFE
                                                            AS OF
                  PROPERTY                         DECEMBER 31, 1997(1)(2)
                 ----------                        -----------------------
South Marsh Island 155/156......................          1-2 years
West Delta 61/62................................          3-4 years
Brazos A-7......................................          5-6 years
Brazos A-39.....................................          2-3 years
Matagorda Island 624............................          3-4 years

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

     PNR has advised the Trust that there have been no events subsequent to December 31, 1997 that have caused a significant change in the estimated proved reserves referred to in the Reserve Report.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information relating to the assets of the Trust.

                                   CONTRACTS

     GENERAL. PNR has advised the Trust that during 1997 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Energy Source Inc. and Conoco. PNR has further advised the Trust that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in 1997 were generally higher than spot market prices in 1996. Information regarding recent prices received for production from the Royalty Properties is provided below.

          BRAZOS A-7 AND A-39. In March 1998, most of the gas from this property was being sold to Columbia Energy Services at an average price of $2.17 per MMBtu.

          SOUTH MARSH ISLAND 155 AND 156. In March 1998, most of the gas from this property was being sold to Columbia Energy Services at an average price of $2.17 per MMBtu.

          WEST DELTA 61 AND 62. In March 1998, most of the gas from this property was being sold to Columbia Energy Services at an average price of $2.20 per MMBtu.

          MATAGORDA ISLAND 624. In March 1998, most of the gas from this property was being sold to Columbia Energy Services at an average price of $2.20 per MMBtu.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a general deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 per Mcf in 1995. Annual wellhead prices have generally increased since 1995 to $2.17 per MCF in 1996 and $2.37 per MCF in 1997, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. In addition, spot prices for domestic natural gas have been negatively affected by warmer than normal weather in the fourth quarter of 1997 and the first quarter of 1998.

     The seasonal nature of demand for natural gas and its effects on sales prices and production volumes may cause the amounts of cash distributions by the Trust to vary substantially on a seasonal basis. Generally, production volumes and prices are higher during the first and fourth quarters of each calendar year due primarily to peak demand in these periods. Because of the time lag between the date on which PNR receives payment for production from the Royalty Properties and the date on which distributions are made to unitholders, the seasonality that generally affects production volumes and prices is generally reflected in distributions to unitholders in later periods.

COMPETITION

     The production and sale of gas from the areas in which the Royalty Properties are located is highly competitive and PNR has a number of competitors in these areas. PNR has advised the Trust that it believes that its competitive position in these areas is affected by price, contract terms and quality of service. PNR's business is affected not only by such competition, but also by general economic developments, governmental regulations and other factors.

MARKETING OF LIQUIDS

     PNR generally reserves in its gas purchase contracts the right to extract condensate and other liquid and liquifiable hydrocarbons from all gas produced. PNR is currently selling the condensate and other liquids to various purchasers under contracts with terms of one year or less.

     A PNR subsidiary, Mesa Transmission Co., owns a 100% interest in a pipeline which transports crude oil from South Marsh Island 155 and 156 to an underwater connection with Marathon Pipe Line Company's ("Marathon") pipeline on South Marsh Island 139. In 1997, PNR charged $3.60 per barrel for transportation of crude oil from these properties, which included Marathon's currently posted tariff of $1.55 per barrel and Mesa Transmission Co.'s tariff of $2.05 per barrel. Tariffs charged by Mesa Transmission Co. are subject to approval by the Federal Energy Regulatory Commission (the "FERC").

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

OPERATING HAZARDS AND UNINSURED RISKS

     PNR's oil and gas activities are subject to all of the risks normally incident to exploration for and production of oil and gas, including blowouts, cratering and fires, each of which could result in damage to life and property. Offshore operations are subject to a variety of operating risks, such as hurricanes and other adverse weather conditions and lack of access to existing pipelines or other means of transporting production. Furthermore, offshore oil and gas operations are subject to extensive governmental regulations, including certain regulations that may, in certain circumstances, impose absolute liability for pollution damages, and to interruption or termination by governmental authorities based on environmental or other considerations. In accordance with customary industry practices, PNR carries insurance against some, but not all, of these risks. Losses and liabilities resulting from such events would reduce revenues and increase costs to the Trust to the extent not covered by insurance.

FERC REGULATION

     The FERC has recently required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry. As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the Trust's business.

STATE REGULATION

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Recently some states have implemented more stringent legislation to regulate gathering rates charged by gas gathering companies but to date the effect to PNR is minimal.

ENVIRONMENTAL

     PNR's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the Solid Waste Disposal Act, the Clean Air Act, and the Federal Water Pollution Control Act. These laws and regulations, including their state counterparts, can impose liability upon the lessee under a lease for the cost of cleanup of discharged materials resulting from a lessee's operations or can subject the lessee to liability for damages to natural resources. Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas and restrictions on the injection of liquids into the subsurface that may contaminate groundwater. PNR maintains insurance for costs of cleanup operations, but it is not fully insured against all such risks. A serious release of regulated materials could result in the DOI requiring lessees under federal leases to suspend or cease operations in the affected area. In addition, the recent trend toward stricter standards and regulations in environmental legislation is likely to continue. For example, legislation has been proposed in Congress that would reclassify certain oil and gas production wastes as "hazardous wastes" which would subject the handling, disposal and cleanup of these wastes to more stringent requirements and result in increased operating costs for the Royalty Properties, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Royalty Properties.

     From time to time, federal and state environmental agencies propose regulations which could have a direct and material impact on PNR's operations. For example, the Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties," including the owners and operators of offshore facilities, related to the discharge of petroleum products in reportable quantities in waters of the United States. In 1993, the Minerals Management Service ("MMS") proposed regulations that would require owners and operators of offshore facilities to establish $150 million in financial responsibility. However, in October 1996, the President signed a bill that amends OPA to reduce the level of financial responsibility to $35 million. Therefore, the MMS proposal will not become effective. Under current federal regulations concerning offshore operations, the MMS is authorized to require lessees to post supplemental bonds to cover their potential leasehold abandonment costs. By letter dated November 9, 1995, PNR was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that PNR may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. PNR executed a guaranty of abandonment liability (area wide) with the MMS on April 26, 1996, in satisfaction of these obligations.

     PNR has advised the Trust that it is not involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state, or local environmental protection laws and regulations or which would have a material adverse effect on the Trust's financial position or results of operations.

PLATFORM ABANDONMENT AND REMOVAL

     PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested.

ITEM 2.  PROPERTIES.

     Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of Mesa Offshore Trust are traded on the Pacific Exchange -- ticker symbol MOS. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1997 were as follows:

                                                            1997                                    1996
                                            -------------------------------------   -------------------------------------
                                                                    DISTRIBUTION                            DISTRIBUTION
                                              HIGH        LOW           PAID          HIGH        LOW           PAID
                                            ---------  ---------    -------------   ---------  ---------    -------------
First Quarter.............................  $    .344  $    .219       $ .0070      $    .250  $    .125       $-
Second Quarter............................  $    .344  $    .250       $ .0248      $    .688  $    .156       $-
Third Quarter.............................  $    .250  $    .188       $ .0219      $    .438  $    .156       $-
Fourth Quarter............................  $    .250  $    .188       $ .0143      $    .281  $    .188       $-

     At March 20, 1998, the 71,980,216 units outstanding were held by 15,062 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                        1997            1996           1995           1994            1993
                                   --------------  --------------  -------------  -------------  --------------
Royalty income...................  $    5,737,644  $       36,014  $   3,139,620  $   9,104,615  $   13,867,712
Distributable income.............  $    4,900,814  $     --        $   2,803,862  $   8,783,711  $   13,458,769
Distributable income per unit..    $        .0681  $     --        $       .0390  $       .1220  $        .1870
Excess cost carryforward.........  $     --        $   (3,149,598) $    (138,514) $    --        $     --
Total assets at year end.........  $    3,274,532  $    2,602,742  $   3,103,451  $   4,724,878  $    8,725,736


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

  YEARS 1997 AND 1996

     Royalty income increased to $5,737,644 in 1997 as compared to $36,014 in 1996. The increase in royalty income was primarily due to the recovery of 1996 drilling costs on South Marsh Island blocks 155 and 156 by PNR in the first quarter of 1997. Distributable income increased to $4,900,814 ($.0681 per unit) in 1997 as compared to no distributable income in 1996.

     Production volumes for natural gas decreased to 4,030,273 Mcf in 1997 compared with 4,499,242 Mcf in 1996. The decrease was due primarily to natural production decline. The average sale price received for natural gas in 1997 was $2.66 per Mcf compared with $2.25 per Mcf in 1996.

     Crude oil, condensate and natural gas liquids production volumes increased to 170,158 barrels in 1997 compared with 162,405 barrels in 1996. The increase was due primarily to increased production on South Marsh Island. The average sale price in 1997 for crude oil, condensate and natural gas liquids was $16.97 per barrel compared with $15.83 per barrel in 1996.

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

  GENERAL

     From inception of the Trust on December 1, 1982 through December 31, 1987, PNR, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, PNR spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. As discussed below, PNR spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995, $21.9 million ($13.8 million net to the Trust) in 1996, $2.9 million ($1.8 million net to the Trust in 1997 and anticipates spending up to approximately $6.6 million ($.6 million net to the Trust) primarily on planned workovers and recompletions in 1998.

  ADDITIONAL DRILLING PROJECTS

     During 1996, PNR drilled five wells from the existing "A" platform on the South Marsh Island 155/156 block at a total cost of $21.9 million ($13.8 million net to the Trust). See "Liquidity and Capital Resources" and "Operational Review" below and "Termination of the Trust" elsewhere in this Form 10-K for additional information regarding the South Marsh Island drilling program.

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

     As discussed above, PNR drilled five wells on the South Marsh Island properties in 1996. During 1996, PNR recovered approximately $9.8 million in drilling expenses net to the Trust related to the drilling on the South Marsh Island blocks 155/156. PNR recovered all remaining costs related to the South Marsh Island drilling program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.5 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

     The December 31, 1997, reserve report prepared for the Partnership indicates that over 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions and the success of future drilling activities, if any, and other matters, that in 1998 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the MMS. These reserves, including accrued interest, were approximately $6.7 million ($6.0 million net to the Trust) as of March 25, 1998. The claims by the MMS relate to payments received by PNR from purchasers as settlements under gas purchase contracts. PNR and the MMS have not settled or litigated these claims.

     In connection with separate royalty claims by the MMS relating to, among other things, transportation allowances attributable to the Trust's South Marsh Island properties, PNR has advised the Trust that PNR submitted a settlement agreement ( the "Transportation Settlement Agreement") in November 1997 for approval by various regulatory agencies. The Transportation Settlement Agreement, if approved, would involve payments by PNR of approximately $3.4 million ($3.0 million net to the Trust). PNR has advised the Trust that it will use the reserve currently held in connection with the prior MMS royalty claims to offset any payments due in connection with the Transportation Settlement Agreement. Although PNR believes that current case law provides PNR with favorable defenses in connection with the gas purchase contract claims made by the MMS, PNR has advised the Trust that it cannot predict the timing of any settlement or litigation in connection with such claims, nor the amount attributable to the Trust at which PNR would settle such claims. Accordingly, the Trust cannot predict, when, if ever, a release of remaining cash reserves, or withholding of additional reserves, will be made by PNR.

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has stated that it would be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to PNR's ability to manage and report operating activities. Currently, Pioneer plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Pioneer has stated that the costs to the Trust should not have a material financial impact to the Trust. Pioneer has stated that such programming changes are anticipated to be completed and tested by March 1, 1999. The Trustee has not yet determined the impact of the year 2000 on the information systems of other working interest owners with respect to its operating of financial effect of the Trust.

     The Corporate Trustee has also undertaken a firmwide initiative to address the year 2000 issue. The Corporate Trustee does not believe that the year 2000 will materially affect its ability to perform its functions on behalf of the Trust or have a material financial impact on the Trust. However, there can be no guarantee that the systems of other companies, on which the Corporate Trustee's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Corporate Trustee's systems would not have a material adverse effect on the Trust.

OPERATIONAL REVIEW

     As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 1997, its offshore gas production was marketed under short-term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Pacific Gas & Electric Co., and Conoco, and that it expects to continue to market its production under short-term contracts for the foreseeable future.

     The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of OPEC and other oil and gas producers, weather, storage levels, industrial growth, conservations measurers, competition and other variables.

     The Brazos A-39 block has experienced an increase in natural gas production in 1997 as compared to 1996 primarily due to the resumption of production from block A-39, well A-3. Well A-3 resumed operation in September 1996, and was producing approximately 2.4 MMCF of gas per day as of January 1998. PNR has elected not to purchase 3-D seismic data over the A-39 block at this time. The Brazos A-7 well, SS #4 has experienced a decline in production due to natural production decline. PNR farmed out a portion of the Brazos A-7 well to another operator and participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and was suspended pending completion operations. A proposal for production facilities was received in the third quarter of 1997, and a proposal for completion and hook-up of the No. 5 well was received in the first quarter of 1998. The combined completion and facility cost estimate of the No. 5 well is approximately $6.6 million ($0.6 million net to the Trust). Production from this well is expected to begin third quarter 1998.

     The South Marsh Island 155 and 156 blocks experienced essentially flat production in 1997 as compared to 1996, primarily due to the drilling program performed in 1996. Currently, the A-20, A-22, and the A-14 ST are experiencing natural decline, while the A-6 ST and A-21 have ceased production. The initial gross producing rates from these five wells was approximately 40 MMCF of gas and 1,000 barrels of condensate per day which has subsequently declined to approximately 4.6 MMCF of gas and 140 barrels of condensate per day as of January 1998. The decrease in production is primarily due to natural production decline. A recompletion of the A-6 ST well in the second quarter of 1997 was performed at a cost of approximately $30,000 ($19,000 net to the Trust). The initial production after recompletion was approximately 10 MMCF of gas per day. As of October 1997, the well loaded up with water and has ceased to produce. PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in natural gas production in 1997 as compared to 1996, primarily due to natural production decline. In portions of West Delta block 62, the Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells, which is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta block 61, PNR has reviewed the block and subsequently entered into a farmout agreement with another operator for additional drilling.

     Matagorda Island 624 oil and natural gas production increased in 1997 as compared to 1996, primarily due to improved performance in the A-1 well. The A-8 development well, which was drilled in the fourth quarter of 1995, is currently shut in due to mechanical problems. This well was reviewed for a tubing replacement at a cost of approximately $500,000 ($146,000 net to the Trust), and PNR determined that a workover could not be justified at this time.

            NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                         SOUTH
                                                         MARSH       WEST     MATAGORDA
                                          BRAZOS       ISLAND 155    DELTA      ISLAND
YEAR ENDED DECEMBER 31, 1997:          A-7 AND A-39     AND 156    61 AND 62     624        TOTAL
                                       -------------   ----------  ---------  ----------  ----------
  90% of--
    Gross proceeds...................    $1,736,576    $8,909,206  $1,730,818 $1,226,177  $13,602,777
  Less 90% of--
    Operating costs..................     (431,282)    (1,192,448)  (748,218)   (245,669) (2,617,617)
    Capital costs recovered..........       (1,178)    (4,917,298)   (69,128)     (4,644) (4,992,248)
    Accrual for future abandonment
      costs..........................     (123,115)       (60,448)   (61,395)     (9,716)   (254,674)
                                       -------------   ----------  ---------  ----------  ----------
  Net Proceeds.......................    $1,181,001    $2,739,012  $ 852,077  $  966,148  $5,738,238
                                       =============   ==========  =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                      5,737,644
                                                                                          ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................        1,215        145,493     13,891       9,559     170,158
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Bbl......    $   18.36     $    16.66  $   18.24  $    19.65  $    16.97
                                       =============   ==========  =========  ==========  ==========
    Natural gas (Mcf)................      682,333      2,383,150    565,919     398,871   4,030,273
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Mcf......    $    2.51     $     2.72  $    2.61  $     2.60  $     2.66
                                       =============   ==========  =========  ==========  ==========
Producing wells (gross)..............            3              3          3           1          10
YEAR ENDED DECEMBER 31, 1996:
  90% of--
    Gross proceeds...................    $1,011,764    $7,714,044  $3,070,880 $  906,788  $12,703,476
  Less 90% of--
    Operating costs..................     (600,885)      (807,674)  (727,325)   (377,206) (2,513,090)
    Capital costs recovered..........      --          (9,329,717)    (5,335)   (344,793) (9,679,845)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........      (86,181)      (143,018)  (231,185)    (14,139)   (474,523)
                                       -------------   ----------  ---------  ----------  ----------
  Net Proceeds
    (Excess Costs)...................    $ 324,698     $(2,566,365) $2,107,035 $  170,650 $   36,018
                                       =============   ==========  =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                     $   36,014
                                                                                          ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................          477        148,046      5,719       8,163     162,405
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Bbl......    $ N/A         $    15.74  $   17.20  $    20.41  $    15.83
                                       =============   ==========  =========  ==========  ==========
    Natural gas (Mcf)................      521,846      2,397,012  1,220,306     360,078   4,499,242
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Mcf......    $    1.99     $     2.25  $    2.44  $     2.06  $     2.25
                                       =============   ==========  =========  ==========  ==========
Producing wells (gross)..............            3              5          4           3          15
YEAR ENDED DECEMBER 31, 1995:
  90% of--
    Gross proceeds...................    $1,691,468    $2,707,851  $2,471,303 $  441,242  $7,311,864
  Less 90% of--
    Operating costs..................     (672,629)    (1,036,990)  (753,871)   (385,096) (2,848,586)
    Capital costs recovered..........     (209,034)      (166,104)   (62,267)   (567,266) (1,004,671)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........     (127,301)       (39,300)  (128,166)    (23,906)   (318,673)
                                       -------------   ----------  ---------  ----------  ----------
  Net Proceeds
    (Excess Costs)...................    $ 682,504     $1,465,457  $1,526,999 $ (535,026) $3,139,934
                                       =============   ==========  =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                     $3,139,620
                                                                                          ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................        2,886         95,368     10,478       4,590     113,322
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Bbl......    $   16.09     $    14.55  $   14.82  $    15.42  $    14.65
                                       =============   ==========  =========  ==========  ==========
    Natural gas (Mcf)................    1,043,249        916,441  1,451,446     251,850   3,662,986
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Mcf......    $    1.58     $     1.44  $    1.60  $     1.47  $     1.54
                                       =============   ==========  =========  ==========  ==========
Producing wells (gross)..............            3              2          2           3          10

------------
o The amounts shown are for the Mesa Offshore Royalty Partnership.
o Producing wells indicates the gross number of wells capable of production as of the end of the period.
o Gross proceeds is based on actual production for a twelve-month period ending on October 31 of each year, respectively.
o Capital costs recovered represent capital costs incurred during the current or prior period to the extent that such costs have been recovered by PNR from gross proceeds.
o The cost carryforward resulting from the drilling on South Marsh Island was $3.1 million at December 31, 1996. See the Operational Review Section for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                YEARS ENDED DECEMBER 31
                                       -----------------------------------------
                                           1997          1996          1995
                                       -------------  -----------  -------------
Royalty income.......................  $   5,737,644  $    36,014  $   3,139,620
Interest income......................        123,268       63,253         91,788
General and administrative expense...       (960,098)     (99,267)      (427,546)
                                       -------------  -----------  -------------
Distributable income.................  $   4,900,814  $   --       $   2,803,862
                                       =============  ===========  =============
Distributable income per unit........  $       .0681  $   --       $       .0390
                                       =============  ===========  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                         DECEMBER 31
                                                                             ------------------------------------
                                                                                   1997               1996
                                                                             -----------------  -----------------
                                  ASSETS
Cash and short-term investments............................................  $       2,993,764  $       1,535,247
Interest receivable........................................................             32,568              5,090
Net overriding royalty interest in oil and gas properties..................        380,905,000        380,905,000
     Less: accumulated amortization........................................       (380,656,800)      (379,842,595)
                                                                             -----------------  -----------------
                                                                             $       3,274,532  $       2,602,742
                                                                             =================  =================
                       LIABILITIES AND TRUST CORPUS
Reserve for trust expenses.................................................  $       2,000,000  $       1,540,337
Distribution payable.......................................................          1,026,332         --
Trust corpus (71,980,216 units of beneficial
  interest authorized and outstanding).....................................            248,200          1,062,405
                                                                             -----------------  -----------------
                                                                             $       3,274,532  $       2,602,742
                                                                             =================  =================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                             YEARS ENDED DECEMBER 31
                                                                  ----------------------------------------------
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Trust corpus, beginning of year.................................  $    1,062,405  $    1,067,160  $    1,527,797
     Distributable income.......................................       4,900,814        --             2,803,862
     Distributions to unitholders...............................      (4,900,814)       --            (2,803,862)
     Amortization of net overriding royalty interest............        (814,205)         (4,755)       (460,637)
                                                                  --------------  --------------  --------------
Trust corpus, end of year.......................................  $      248,200  $    1,062,405  $    1,067,160
                                                                  ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1)  TRUST ORGANIZATION AND PROVISIONS

  THE TRUST

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust is an independent trust administered by Chase Bank of Texas National Association, as trustee (the "Trustee").

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

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by the unitholders in favor of termination. Amounts earned by the Trustee as compensation were $173,000, $123,000 and $149,000 for the years 1997, 1996 and 1995, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

     The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

  STATUS OF THE TRUST

     PNR has advised the Trust that in October 1995 it completed the drilling on Matagorda Island block 624 and that it drilled five wells from the existing
"A" platform on the South Marsh Island 155 block during 1996. PNR recovered all remaining costs related to the South March Island drilling

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

program as of the February 1997 reporting month. In addition, the Trust recovered approximately $.5 million in administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

     The December 31, 1997, reserve report prepared for the Partnership (see
Note 6) indicates that 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions, the success of future drilling activities, if any, and other matters, that in 1998 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

(2)  NET OVERRIDING ROYALTY INTEREST

     The instruments conveying the Royalty to the Partnership provide that PNR will calculate and pay to the Partnership each month an amount equal to 90% of aggregate net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by PNR from sales of its share of oil and gas from the Royalty Properties (gross proceeds) over the operating and capital costs incurred. Costs exceeding gross proceeds for any month are recovered by PNR, with interest thereon at the prime rate of the Bank of America plus one-half percent, out of future gross proceeds prior to making further royalty payments to the Partnership.

     The initial carrying value of the Royalty represented the net book value assigned by PNR to the Royalty Properties at the date of transfer to the Trust. Amortization of the Royalty, which is calculated on the basis of current royalty income in relation to estimated future royalty income, is charged directly to trust corpus since such amounts do not affect distributable income.

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

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

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

(6)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 1997 and 1996, are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

     Estimates of reserve volumes attributable to the Royalty are shown in order to comply with requirements of the SEC. There is no precise method of allocating estimates of physical quantities of reserve volumes between PNR and the Partnership, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. The quantities of reserves attributable to the Partnership have been and will be affected by changes in various economic factors utilized in estimating net revenues from the Royalty Properties, as well as any exploration activities which may be conducted by PNR. Therefore, the estimates of reserve

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

volumes set forth below are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

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

     The following schedules set forth (i) the estimated net quantities of proved and proved developed oil, condensate and natural gas liquids and natural gas reserves attributable to the Royalty, and (ii) the standardized measure of the discounted future royalty income attributable to the Royalty and the nature of changes in such standardized measure between years. These schedules are prepared on the accrual basis, which is the basis on which PNR maintains its production records and is different from the basis on which the Royalty is computed. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                            OIL,
                                         CONDENSATE
                                        AND NATURAL       NATURAL
                                        GAS LIQUIDS         GAS
                                        ------------   -------------
                                           (BBLS)          (MCF)
Proved Reserves:
     December 31, 1994...............      153,058         3,637,928
                                        ------------   -------------
           Revisions of previous
              estimates..............        2,937          (611,229)
           Extensions, discoveries
              and other additions....       45,832           827,402
           Production................      (48,659)       (1,572,839)
                                        ------------   -------------
     December 31, 1995...............      153,168         2,281,262
                                        ------------   -------------
           Revisions of previous
              estimates..............      (10,158)         (319,134)
           Extensions, discoveries
              and other additions....      133,190         2,111,233
           Production................         (460)          (12,755)
                                        ------------   -------------
     December 31, 1996...............      275,740         4,060,606
                                        ------------   -------------
           Revisions of previous
              estimates..............     (131,509)         (672,227)
           Extensions, discoveries
              and other additions....       --               831,732
           Production................      (74,114)       (1,755,429)
                                        ------------   -------------
     December 31, 1997...............       70,117         2,464,682
                                        ============   =============
Proved Developed Reserves:
     December 31, 1995...............      116,623         1,621,034
                                        ============   =============
     December 31, 1996...............      275,740         4,060,606
                                        ============   =============
     December 31, 1997...............       70,117         2,464,682
                                        ============   =============

------------

  (See Notes on following page.)

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
      PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                                 DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds....................................................  $   6,863  $  30,690
Less ninety percent of --
     Future operating costs................................................................     (3,723)    (5,520)
     Future capital costs, net of amounts previously accrued...............................       (971)    (3,994)
                                                                                             ---------  ---------
Future royalty income......................................................................      2,169     21,176
Discount at 10% per annum..................................................................       (285)    (2,591)
                                                                                             ---------  ---------
Standardized measure of future royalty
  income from proved oil and gas reserves..................................................  $   1,884  $  18,585
                                                                                             =========  =========

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
      PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                    YEARS ENDED DECEMBER 31
                                                                              -----------------------------------
                                                                                 1997        1996        1995
                                                                              -----------  ---------  -----------
                                                                                        (IN THOUSANDS)
Standardized measure at beginning of year...................................  $    18,585  $   5,639  $     6,877
                                                                              -----------  ---------  -----------
     Revisions of previous estimates........................................        3,826      1,317       (6,039)
     Net changes in prices and production costs.............................      (17,362)     1,263        5,768
     Extensions, discoveries and other additions............................          714      9,838        1,485
     Royalty income.........................................................       (5,738)       (36)      (3,140)
     Accretion of discount..................................................        1,859        564          688
                                                                              -----------  ---------  -----------
     Net changes in standardized measure....................................      (16,701)    12,946       (1,238)
                                                                              -----------  ---------  -----------
Standardized measure at end of year.........................................  $     1,884  $  18,585  $     5,639
                                                                              ===========  =========  ===========

------------

o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31, of the respective years as follows: 1997, 54,769 Bbls; 1996, 192,574 Bbls; 1995, 123,220 Bbls.

o The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

o The "Future capital costs, net of amounts previously accrued" at December 31, 1997 includes, in thousands, $9,359 of future abandonment costs net of $8,939 previously accrued by PNR.

o Oil and natural gas liquid prices have declined since December 31, 1997. Accordingly, the standardized measure of future royalty income from proved oil and gas reserves would be reduced if it was calculated in the first quarter of 1998.

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

(7)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   SUMMARIZED QUARTERLY RESULTS
                                                                        THREE MONTHS ENDED
                                                  --------------------------------------------------------------
                                                    MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------  -------------    -------------     ------------
1997:
Royalty income..................................  $   1,111,555  $   1,786,585      $1,756,412       $ 1,083,092
Distributable income............................  $     509,533  $   1,791,954      $1,572,995       $ 1,026,332
Distributable income per unit...................  $       .0070  $       .0248      $   .0219        $     .0143
1996:
Royalty income..................................  $      36,014  $    --            $ --             $   --
Distributable income............................  $    --        $    --            $ --             $   --
Distributable income per unit...................  $    --        $    --            $ --             $   --

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1997 and 1996, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1998

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

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
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

     (A)(3) EXHIBITS

                                                                                              SEC FILE
                                                                                                 OR
                                                                                            REGISTRATION       EXHIBIT
                                                                                               NUMBER          NUMBER
      4(a)      *     Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                      Commerce Bank National Association, as Trustee, dated December 15,
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
      4(e)      *     Amendment to Partnership Agreement between Texas Commerce Bank
                      National Association, as Trustee, and Mesa Operating dated as of
                      January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
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

                                          MESA OFFSHORE TRUST

                                          By  CHASE BANK OF TEXAS, NATIONAL
                                             ASSOCIATION, TRUSTEE

                                          By /s/ PETE FOSTER
                                                 Pete Foster
                                                 Senior Vice President
                                                 & Trust Officer

March 24, 1998

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.