Form 10-Q
period 1998-03-31
MESA OFFSHORE TRUST
filed 1998-05-14
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     _______________

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

     As of May 12, 1998 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                       ------------------------
                                          1998         1997
                                       ----------  ------------
Royalty income.......................  $  694,318  $  1,111,555
Interest income......................      27,757        17,612
General and administrative expense...     (66,037)     (619,634)
                                       ----------  ------------
     Distributable income............  $  656,038  $    509,533
                                       ==========  ============
     Distributable income per unit...  $    .0091  $      .0070
                                       ==========  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          MARCH 31,         DECEMBER 31,
                                             1998               1997
                                       ----------------     -------------
                                         (UNAUDITED)
               ASSETS
Cash and short-term investments......  $      2,628,281     $   2,993,764
Interest receivable..................            27,757            32,568
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,736,258)     (380,656,800)
                                       ----------------     -------------
                                       $      2,824,780     $   3,274,532
                                       ================     =============

    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      2,000,000     $   2,000,000
Distributions payable................           656,038         1,026,332
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........           168,742           248,200
                                       ----------------     -------------
                                       $      2,824,780     $   3,274,532
                                       ================     =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
Trust corpus, beginning of period....  $    248,200  $  1,062,405
Distributable income.................       656,038       509,533
Distributions to unitholders.........      (656,038)     (509,533)
Amortization of net overriding
  royalty
  interest...........................       (79,458)      (55,776)
                                       ------------  ------------
Trust corpus, end of period..........  $    168,742  $  1,006,629
                                       ============  ============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982 when Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership") to the Trust. The Partnership was created to receive and hold a 90% net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator of the Royalty Properties. Mesa Operating Co. is also the managing general partner of the Partnership (the Managing General Partner). On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As used in this report, the term PNR generally refers to the operator of the royalty Properties, unless otherwise indicated.

STATUS OF THE TRUST

     In 1996, PNR drilled five wells from the existing "A" platform on the South Marsh Island 155 block. PNR recovered all remaining costs related to the South Marsh Island drilling program as of the February 1997 reporting month. In addition, during the first quarter of 1997, the Trust recovered approximately $.5 million in general and administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2 million.

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. The December 31, 1997 reserve report prepared for the Partnership (see the Trust's 1997 Annual Report on Form 10-K) indicates that 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions, the success of future drilling activities, if any, and other matters, that in 1998 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association (the "Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1997 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has stated that it will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to PNR's ability to manage and report operating activities. Currently, Pioneer plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Pioneer has stated that such programming changes are anticipated to be completed and tested by March 1, 1999.

     The Corporate Trustee has also undertaken a firmwide initiative to address the year 2000 issue. The Corporate Trustee does not believe that the year 2000 will materially affect its ability to perform its functions on behalf of the Trust or have a material financial impact on the Trust. However, there can be no guarantee that the systems of other companies, on which the Corporate Trust's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Corporate Trustee's systems will not have a material adverse effect on the Trust.

FINANCIAL REVIEW

     During the first quarter of 1998, the Trust had distributable income of $656,038, representing $0.0091 per unit, as compared to $509,533, representing $.0070 per unit, in the first quarter of 1997. The increase in distributable income in 1998 was due primarily to the recovery as of the February 1997 reporting month of substantially all remaining costs related to the drilling on South Marsh Island and Matagorda Island and the recovery of approximately $500,000 in general and administrative expenses paid from the Trust's reserve fund during the period in which Royalty income was not paid to the Trust. The per unit amounts of distributable income for the first quarter of 1998 and 1997 were earned by month as follows:

                                         1998       1997
                                       ---------  ---------
January..............................  $   .0035  $  --
February.............................      .0017     --
March................................      .0039      .0070
                                       ---------  ---------
                                       $   .0091  $   .0070
                                       =========  =========

     Royalty income decreased to $694,318 the first quarter of 1998 as compared to $1,111,555 for the first quarter of 1997. The decrease in Royalty income is primarily due to substantially lower production volumes on South

Marsh Island blocks 155 and 156 and decreased prices for natural gas and crude oil, condensate and natural gas liquids in 1998.

     Production volumes for natural gas decreased to 474,074 Mcf in the first quarter of 1998 from 1,635,853 Mcf in the first quarter of 1997. The average price received for natural gas was $2.57 per Mcf in the first quarter of 1998 compared to $3.36 per Mcf in the first quarter of 1997.

     Crude oil, condensate and natural gas liquids production decreased to 9,083 barrels in the first quarter of 1998 from 60,697 barrels in the first quarter of 1997. The average price received for crude oil, condensate and natural gas liquids was $16.71 per barrel in the first quarter of 1998, compared to $20.50 per barrel in the first quarter of 1997.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production in the first quarter of 1998 as compared to the first quarter of 1997 was primarily attributable to the cessation of production on the A-6 ST and A-21 wells during late 1997 and natural production declines on the A-20, A-22 and A-14 ST wells.

OPERATIONAL REVIEW

     PNR has advised the Trust that during the first quarter of 1998 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Penn Union Energy, Pacific Gas & Electric Co., and Conoco, and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 1998 were generally higher than spot market prices in the first quarter of 1997.

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

     The Brazos A-39 block experienced a decrease in natural gas production in the first quarter of 1998 as compared to the first quarter of 1997 primarily due to natural production decline. Well A-3 resumed operation in September 1996, and is producing approximately 1.9 MMCF of gas per day as of May 1998. The Brazos A-7 block experienced a decrease in production due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and was suspended pending completion operations. A proposal for production facilities was received in the third quarter of 1997, and a proposal for completion and hook-up of the No. 5 well was received in the first quarter of 1998. The combined completion and facility cost estimate of the No. 5 well is approximately $6.6 million ($0.6 million net to the Trust). Production from this well is expected to begin in the third quarter of 1998.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the first quarter of 1998 as compared to the first quarter of 1997, primarily due to the cessation of production from the A-6ST and A-21 wells in late 1997 and natural production decline. Production from this block is currently 3.6 MMcf per day and 110 barrels of condensate per day as of May 1998. PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in oil and in natural gas production in the first quarter of 1998 as compared to the first quarter of 1997 primarily due to natural production decline. In portions of West Delta block 62, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta Block 61, PNR has reviewed the block and subsequently entered into a farmout agreement for certain portions of the block with another operator. The operator is expected to begin drilling a new well in the second quarter of 1998.

     Matagorda Island 624 oil and natural gas production decreased in the first quarter of 1998 as compared to the first quarter of 1997, primarily due to natural production decline. The A-8 development well, which was drilled in the fourth quarter of 1995, remains shut in due to mechanical problems. This well was reviewed for a tubing replacement at a cost of approximately $500,000 ($146,000 net to the Trust) and determined that a workover could not be justified at this time. Gross producing rate of the block was approximately 3.1 MMcf of gas and 45 barrels of condensate per day as of May 1998.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1997 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were, $173,000, $123,000 and $149,000 for the years 1997, 1996, and 1995, respectively.

     The December 31, 1997, reserve report prepared for the Partnership (see the Trust's 1997 Annual Report on Form 10-K) indicates that 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions, the success of future drilling activities, if any, and other matters, that in 1998 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

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

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                      SOUTH
                                         BRAZOS       MARSH         WEST
                                        A-7 AND     ISLAND 155    DELTA 61     MATAGORDA
                                          A-39       AND 156       AND 62      ISLAND 624      TOTAL
                                       ----------  ------------  -----------   ----------   ------------

THREE MONTHS ENDED MARCH 31, 1998:
    Ninety percent of gross
      proceeds.......................  $  301,821  $    325,239  $   350,120    $393,738    $  1,370,918
    Less ninety percent of --
      Operating expenditures.........     (89,900)     (293,755)    (177,539)    (73,766)       (634,960)
      Capital costs recovered........      --           --           --          (21,571)        (21,571)
      Accrual for future abandonment
         costs.......................     (11,727)       (1,500)      (5,848)       (925)        (20,000)
                                       ----------  ------------  -----------   ----------   ------------
    Net proceeds.....................  $  200,194  $     29,984  $   166,733    $297,476    $    694,387
                                       ==========  ============  ===========   ==========   ============
    Trust share of net proceeds
      (99.99%).......................                                                            694,318
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         280         6,494          594       1,715           9,083
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Bbl....  $    14.59  $      16.96  $     15.51    $  16.52    $      16.71
                                       ==========  ============  ===========   ==========   ============
      Natural gas (Mcf)..............     116,525        84,424      128,905     144,220         474,074
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Mcf....  $     2.56  $       2.55  $      2.64    $   2.53    $       2.57
                                       ==========  ============  ===========   ==========   ============
      Producing wells................           3             3            3           1              10
                                       ==========  ============  ===========   ==========   ============
THREE MONTHS ENDED MARCH 31, 1997:
    Ninety percent of gross
      proceeds.......................  $  685,458  $  4,904,049  $   686,747    $472,414    $  6,748,668
    Less ninety percent of --
      Operating expenditures.........    (116,730)     (324,551)    (195,321)    (74,126)       (710,728)
      Capital costs recovered........      --        (4,774,348)     (33,897)     --          (4,808,245)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................     (60,042)      (17,139)     (33,868)     (6,980)       (118,029)
                                       ----------  ------------  -----------   ----------   ------------
    Net proceeds (excess costs)......  $  508,686  $   (211,989) $   423,661    $391,308    $  1,111,666
                                       ==========  ============  ===========   ==========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $  1,111,555
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         277        57,563        1,453       1,404          60,697
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Bbl....  $    21.89  $      20.44  $     20.30    $  23.14    $      20.50
                                       ==========  ============  ===========   ==========   ============
      Natural gas (Mcf)..............     205,820     1,108,343      195,539     126,151       1,635,853
                                       ==========  ============  ===========   ==========   ============
      Average sales price per Mcf....  $     3.30  $       3.36  $      3.36    $   3.49    $       3.36
                                       ==========  ============  ===========   ==========   ============
    Producing wells..................           3             5            4           3              15

------------

  o The amounts shown are for Mesa Offshore Royalty Partnership.

  o The amounts for the three months ended March 31, 1998 and 1997 represent actual production for the periods November 1997 through January 1998 and November 1996 through January 1997, respectively.

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

                                          MESA OFFSHORE TRUST

                                               CHASE BANK OF TEXAS,
                                          By   NATIONAL ASSOCIATION
                                            -----------------------
                                                    TRUSTEE

                                          By   /s/  PETE FOSTER
                                            -----------------------
                                                   PETE FOSTER
                                            SENIOR VICE PRESIDENT & TRUST
                                                   OFFICER

Date:  May 12, 1998

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.