Form 10-Q
period 1998-06-30
MESA OFFSHORE TRUST
filed 1998-08-14
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,
     1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _____________ TO _____________.

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

     As of August 10, 1998 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $    440,956  $  1,786,585  $  1,135,274  $  2,898,140
Interest income......................        27,824        35,801        55,581        53,413
General and administrative expense...      (144,574)      (30,432)     (206,990)     (650,066)
                                       ------------  ------------  ------------  ------------
     Distributable income............  $    324,206  $  1,791,954  $    983,865  $  2,301,487
                                       ============  ============  ============  ============
     Distributable income per unit...  $      .0045  $      .0248  $      .0137  $      .0319
                                       ============  ============  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                           JUNE 30,        DECEMBER 31,
                                             1998              1997
                                       ----------------  ----------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......  $      2,296,382  $      2,993,764
Interest receivable..................            27,824            32,568
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,786,721)     (380,656,800)
                                       ----------------  ----------------
                                       $      2,442,485  $      3,274,532
                                       ================  ================
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      2,000,000  $      2,000,000
Distributions payable................           324,206         1,026,332
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........           118,279           248,200
                                       ----------------  ----------------
                                       $      2,442,485  $      3,274,532
                                       ================  ================

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                       ----------------------------  ----------------------------
                                           1998           1997           1998           1997
                                       ------------  --------------  ------------  --------------
Trust corpus, beginning of period....  $    168,742  $    1,006,629  $    248,200  $    1,062,405
Distributable income.................       324,206       1,791,954       983,865       2,301,487
Distributions to unitholders.........      (324,206)     (1,791,954)     (983,865)     (2,301,487)
Amortization of net overriding
  royalty
  interest...........................       (50,463)        (89,627)     (129,921)       (145,403)
                                       ------------  --------------  ------------  --------------
Trust corpus, end of period..........  $    118,279  $      917,002  $    118,279  $      917,002
                                       ============  ==============  ============  ==============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982 when Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership") to the Trust. The Partnership was created to receive and hold a 90% net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator of the Royalty Properties. Mesa Operating Co. is also the managing general partner of the Partnership (the Managing General Partners). On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer") formerly a wholly owned subsidiary of MESA, Inc. and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated.

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has stated that it will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to Pioneer's ability to manage and report operating activities. Pioneer has contracted with third parties to perform the software programming changes necessary to correct any existing deficiences. Pioneer has stated that such programming changes are anticipated to be completed and tested by March 1, 1999.

FINANCIAL REVIEW

     During the second quarter of 1998, the Trust had distributable income of $324,206, representing $.0045 per unit, as compared to $1,791,954, representing $.0248 per unit in the second quarter of 1997. The per unit amounts of distributable income for the second quarter of 1998 and 1997 were earned by month as follows:

                                         1998       1997
                                       ---------  ---------
April................................  $   .0036  $   .0122
May..................................      .0008      .0080
June.................................      .0001      .0046
                                       ---------  ---------
                                       $   .0045  $   .0248
                                       =========  =========

     Royalty income decreased to $440,956 in the second quarter of 1998 as compared to $1,786,585 in the second quarter of 1997. The decrease in Royalty income is primarily due to substantially lower production volumes on South Marsh Island blocks 155 and 156 and West Delta blocks 61 and 62 and decreased prices for crude oil, condensate and natural gas liquids in the second quarter of 1998 when compared to the corresponding 1997 period.

     Production volumes for natural gas decreased to 331,591 Mcf in the second quarter of 1998 from 1,057,041 Mcf in the second quarter of 1997. The average price received for natural gas was $2.21 per Mcf in the second quarter of 1998 compared to $1.99 per Mcf in the second quarter of 1997.

     Crude oil, condensate and natural gas liquids production decreased to 15,357 barrels in the second quarter of 1998 from 45,707 barrels in the second quarter of 1997. The average price received for crude oil, condensate and natural gas liquids was $12.84 per barrel in the second quarter of 1998, compared to $14.91 per barrel in the second quarter of 1997.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production for both the six months and the quarter ended June 30, 1998 when compared to the comparable periods of 1997 are primarily attributable to the cessation of production on the A-6 ST and A-21 wells on South Marsh Island blocks 155 and 156 during late 1997 and natural production declines on the A-20, A-22 and A-14 ST wells.

     For the six months ended June 30, 1998, natural gas production volumes decreased to 805,665 Mcf from 2,692,894 Mcf for the six months ended June 30, 1997. Crude oil, condensate and natural gas liquids production volumes decreased to 24,440 barrels in the first six months of 1998 as compared to 106,404 barrels in the first six months of 1997. The decrease in natural gas production and crude oil, condensate and natural gas liquids production was primarily due to cessation of production on the 5 S#5 West Delta Block 61/62 and the A-6 ST well on South Marsh Island block 155.

OPERATIONAL REVIEW

     PNR has advised the Trust that during the second quarter of 1998 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Columbia Energy Services and Enron Gas Marketing, and that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 1998 were higher than spot market prices in the second quarter of 1997.

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

     The Brazos A-39 block experienced a decrease in natural gas production in the second quarter of 1998 as compared to the second quarter of 1997, primarily due to natural production decline. The Brazos A-7 block also experienced a decrease in natural gas production in the second quarter of 1998 compared to the second quarter of 1997, primarily due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and was suspended pending completion operations. Production facilities were installed, and the No. 5 well commenced production late in the second quarter at a rate of approximately 10 MMcf per day. The combined completion and facility costs are expected to total $6.6 million ($594,000 net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the second quarter of 1998 as compared to the second quarter 1997, primarily due to natural production decline, and the cessation of production in the A6 ST. Production for the block is currently 2.2 MMcf per day and 105 barrels of condensate per day as of August 1998. PNR purchased 3D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in production in the second quarter of 1998 as compared to the second quarter of 1997, primarily due to the cessation of production of PNR operated wells. These wells are currently uneconomic to produce. In portions of West Delta Block 62, the Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the trust consists of a 7.5% overriding royalty interest. In West Delta Block 61, PNR farmed out portions of the block to another operator, retaining a 10% (9% net to the Trust) overriding royalty interest. A new well was drilled in the second quarter which encountered 320 net feet of pay in 8 Miocene sands below a true vertical depth of 7,500 feet.

     Matagorda Island 624 production decreased in the second quarter of 1998 as compared to the second quarter of 1997, primarily due to natural production decline. Gross production for the block is currently 2.6 MMcf per day and 38 barrels of condensate per day as of August 1998.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1997 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee. Amounts paid to the Trustee as compensation were $173,000, $123,000 and $149,000 for the years
1997, 1996, and 1995, respectively.

     The December 31, 1997, reserve report prepared for the Partnership (see the Trust's 1997 Annual Report on Form 10-K) indicates that 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions, the success of future drilling activities, if any , and other matters, that in 1998 the Trust may commence a period of three successive years in which annual net royalty income would be below the termination threshold prescribed in the Indenture, resulting in termination of the Trust pursuant to the terms discussed above.

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

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest:

                                                     SOUTH
                                        BRAZOS       MARSH        WEST
                                        A-7 AND   ISLAND 155    DELTA 61    MATAGORDA
                                         A-39       AND 156      AND 62     ISLAND 624      TOTAL
                                       ---------  -----------  ----------   ----------   -----------
THREE MONTHS ENDED JUNE 30, 1998:
    Ninety percent of gross
      proceeds.......................  $ 255,981  $   399,775  $  105,088    $168,446    $   929,290
    Less ninety percent of --
      Operating expenditures.........    (67,478)    (193,294)   (178,471)    (28,245)      (467,488)
      Capital costs recovered........     --          --           --            (802)          (802)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................    (11,727)      (1,500)     (5,848)       (925)       (20,000)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $ 176,776  $   204,981  $  (79,231)   $138,474    $   441,000
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   440,956
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        153       13,758      --           1,446         15,357
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $   12.11  $     12.86  $   --        $  12.77    $     12.84
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    117,251       98,517      43,814      72,009        331,591
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    2.17  $      2.26  $     2.40    $   2.08    $      2.21
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          3            3           3           1             10
THREE MONTHS ENDED JUNE 30, 1997:
    Ninety percent of gross
      proceeds.......................  $ 357,122  $ 1,817,894  $  296,225    $309,604    $ 2,780,845
    Less ninety percent of --
      Operating expenditures.........    (91,808)    (407,236)   (216,251)    (63,503)      (778,798)
      Capital costs recovered........     --         (173,808)     --          (4,564)      (178,372)
      Accrual for future abandonment
         costs.......................    (25,074)      (1,599)     (8,645)     (1,593)       (36,911)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds.....................  $ 240,240  $ 1,235,251  $   71,329    $239,944    $ 1,786,764
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $ 1,786,585
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        274       40,527       1,051       3,855         45,707
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $   17.85  $     14.35  $    17.24    $  19.98    $     14.91
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    177,383      627,343     142,638     109,677      1,057,041
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    1.99  $      1.97  $     1.95    $   2.12    $      1.99
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          3            5           4           2             14

------------

o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended June 30, 1998 and 1997 represent actual production for the periods February 1998 through April 1998 and February 1997 through April 1997, respectively.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

                                                       SOUTH
                                         BRAZOS        MARSH         WEST      MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61     ISLAND
                                          A-39        AND 156       AND 62        624         TOTAL
                                        ---------    ----------   ----------   ---------   -----------
SIX MONTHS ENDED JUNE 30, 1998:
    Ninety percent of gross
      proceeds.......................   $ 557,803    $  725,015   $  455,209   $ 562,188   $ 2,300,215
    Less ninety percent of --
      Operating expenditures.........    (157,378)     (507,546)    (356,010)   (102,011)   (1,122,945)
      Capital costs recovered........      --            --           --          (1,883)       (1,883)
      Accrual for future abandonment
         costs.......................     (23,454)       (3,000)     (11,696)     (1,850)      (40,000)
                                        ---------    ----------   ----------   ---------   -----------
    Net proceeds (excess costs)......   $ 376,971    $  214,469   $   87,503   $ 456,444   $ 1,135,387
                                        =========    ==========   ==========   =========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                      $ 1,135,274
                                                                                           ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         433        20,252          594       3,161        24,440
                                        =========    ==========   ==========   =========   ===========
      Average sales price per Bbl....   $   13.71    $    14.17   $    15.51   $   14.80   $     14.28
                                        =========    ==========   ==========   =========   ===========
      Natural gas (Mcf)..............     233,776       182,941      172,719     216,229       805,665
                                        =========    ==========   ==========   =========   ===========
      Average sales price per Mcf....   $    2.36    $     2.39   $     2.58   $    2.38   $      2.42
                                        =========    ==========   ==========   =========   ===========
    Producing wells..................           3             3            3           1            10
                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------    ----------   -----------   ---------   ------------
SIX MONTHS ENDED JUNE 30, 1997:
    Ninety percent of gross
      proceeds.......................   $1,042,580   $6,721,943   $   982,972   $ 782,018   $  9,529,513
    Less ninety percent of --
      Operating expenditures.........    (208,538)     (731,787)     (411,572)   (137,629)    (1,489,526)
      Capital costs recovered........      --        (4,948,156)      (33,897)     (4,564)    (4,986,617)
      Accrual for future abandonment
      costs..........................     (85,116)      (18,738)      (42,513)     (8,573)      (154,940)
                                        ---------    ----------   -----------   ---------   ------------
    Net proceeds.....................   $ 748,926    $1,023,262   $   494,990   $ 631,252   $  2,898,430
                                        =========    ==========   ===========   =========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $  2,898,140
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         551        98,090         2,504       5,259        106,404
                                        =========    ==========   ===========   =========   ============
      Average sales price per Bbl....   $   19.88    $    17.92   $     19.02   $   20.82   $      18.10
                                        =========    ==========   ===========   =========   ============
      Natural gas (Mcf)..............     383,203     1,735,686       338,177     235,828      2,692,894
                                        =========    ==========   ===========   =========   ============
      Average sales price per Mcf....   $    2.69    $     2.86   $      2.77   $    2.85   $       2.82
                                        =========    ==========   ===========   =========   ============
    Producing wells..................           3             5             4           2             14

------------

o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the six months ended June 30, 1998 and 1997 represent actual production for the periods November 1997 through April 1998, and November 1996 through April 1997 respectively.

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

                                          MESA OFFSHORE TRUST

                                             CHASE BANK OF TEXAS,
                                          By NATIONAL ASSOCIATION
                                             --------------------
                                                  TRUSTEE

                                          By /s/ PETE FOSTER
                                             --------------------
                                                 PETE FOSTER
                                        SENIOR VICE PRESIDENT & TRUST
                                                 OFFICER

Date:  August 10, 1998

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.