Form 10-Q
period 1998-09-30
MESA OFFSHORE TRUST
filed 1998-11-13
CIK 711303

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________TO __________________

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

     As of November 10, 1998 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                       ------------------------  --------------------------
                                          1998         1997          1998          1997
                                       ----------  ------------  ------------  ------------
Royalty income.......................  $  535,215  $  1,756,412  $  1,670,489  $  4,654,552
Interest income......................      42,747        37,287        98,328        90,700
General and administrative expense...     (74,688)     (220,704)     (281,678)     (870,770)
                                       ----------  ------------  ------------  ------------
     Distributable income............  $  503,274  $  1,572,995  $  1,487,139  $  3,874,482
                                       ==========  ============  ============  ============
     Distributable income per unit...  $    .0070  $      .0219  $      .0207  $      .0538
                                       ==========  ============  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,      DECEMBER 31,
                                             1998              1997
                                       ----------------  ----------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......  $      2,460,527  $      2,993,764
Interest receivable..................            42,747            32,568
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,847,972)     (380,656,800)
                                       ----------------  ----------------
                                       $      2,560,302  $      3,274,532
                                       ================  ================
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      2,000,000  $      2,000,000
Distributions payable................           503,274         1,026,332
Trust corpus (71,980,216 units of
  beneficial interest authorized and
  outstanding).......................            57,028           248,200
                                       ----------------  ----------------
                                       $      2,560,302  $      3,274,532
                                       ================  ================

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                       ----------------------------  -----------------------------
                                           1998           1997           1998            1997
                                       ------------  --------------  -------------  --------------
Trust corpus, beginning of period....  $    118,279  $      917,002  $     248,200  $    1,062,405
     Distributable income............       503,274       1,572,995      1,487,139       3,874,482
     Distributions to unitholders....      (503,274)     (1,572,995)    (1,487,139)     (3,874,482)
     Amortization of net overriding
       royalty interest..............       (61,251)        (88,113)      (191,172)       (233,516)
                                       ------------  --------------  -------------  --------------
Trust corpus, end of period..........  $     57,028  $      828,889  $      57,028  $      828,889
                                       ============  ==============  =============  ==============

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     Pioneer has established a "Year 2000" project (the "Project") to assess, to the extent possible, its Year 2000 risk exposure; to take remedial actions necessary to minimize the Year 2000 risk exposure to Pioneer and third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing Year 2000 modifications could be critical to Pioneer's ability to manage and report operating activities. Pioneer has contracted with a third party to perform the assessment and remedial phases of its Year 2000 project.

     The assessment phase of the Project is 85% complete as of September 30, 1998, and included, among other procedures, the assessment of information technology applications and systems, the assessment of non-information technology exposures; the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand their Year 2000 readiness and potential impact on Pioneer; and the formulation of contingency plans for mission-critical information technology systems. Pioneer expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses to inquiries made of third party businesses. The remedial phase of the Project is approximately 40% complete as of September 30, 1998, subject to the results of third party inquiry assessments and the testing phase. The remediation of non-information technology is expected to be completed by mid-1999. The testing phase of the Project is expected to be completed by May 1999 for information technology systems and by mid-1999 for non-information technology.

     Although Pioneer is making every effort to mitigate the risks associated with the Year 2000 problem, there can be no assurance that the Project or resulting contingency plans will have anticipated all Year 2000 scenarios. A failure to remedy a critical Year 2000 problem could result in information and non-information technology failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

     Chase Bank of Texas, National Association ("Chase" or the "Trustee") has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, Chase intends to have such systems and applications capable of processing, on and after January 1, 2000, date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee.

FINANCIAL REVIEW

     During the third quarter of 1998, the Trust had distributable income of $503,274, representing $.0070 per unit, as compared to $1,572,995, representing $.0219 per unit in the third quarter of 1997. The per unit amounts of distributable income for the third quarter of 1998 and 1997 were earned by month as follows:

                                         1998       1997
                                       ---------  ---------
July.................................  $   .0010  $   .0074
August...............................      .0019      .0080
September............................      .0041      .0065
                                       ---------  ---------
                                       $   .0070  $   .0219
                                       =========  =========

     Royalty income decreased to $535,215 in the third quarter of 1998 as compared to Royalty income for the third quarter of 1997. The decrease in Royalty income is primarily due to both reduced production and lower average sales prices for crude oil, condensate and natural gas liquids in the third quarter of 1998 when compared to the corresponding 1997 period.

     Production volumes for natural gas decreased to 359,001 Mcf in the third quarter of 1998 from 798,555 Mcf in the third quarter of 1997.The average price received for natural gas was $2.21 per Mcf in the third quarter of 1998 compared to $2.12 per Mcf in the third quarter of 1997.

     Crude oil, condensate and natural gas liquids production decreased to 25,153 barrels in the third quarter of 1998 from 40,870 barrels in the third quarter of 1997. The average price received for crude oil, condensate and natural gas liquids was $12.00 per barrel in the third quarter of 1998, compared to $14.05 per barrel in the third quarter of 1997.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production for both the nine months and the quarter ended September 30, 1998 when compared to the comparable periods of 1997 are primarily attributable to the cessation of production on the A-6 ST and A-21 wells on South Marsh Island blocks 155 and 156 during late 1997 and natural production declines on the A-20, A-22 and A-14 ST wells as a result of pressure depletion and water encroachment.

     For the nine months ended September 30, 1998, natural gas production volumes decreased to 1,164,666 Mcf from 3,491,449 Mcf for the nine months ended September 30, 1997. Crude oil, condensate and natural gas liquids production volumes decreased to 49,593 barrels in the first nine months of 1998 as compared to 147,274 barrels in the first nine months of 1997.

OPERATIONAL REVIEW

     PNR has advised the Trust that during the third quarter of 1998 its offshore gas production was marketed under short term contracts at spot market prices to multiple purchasers, including Columbia Energy Service and Enron Gas Marketing, and that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 1998 were generally lower than spot market prices in the third quarter of 1997.

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

     The Brazos A-39 block experienced a decrease in natural gas production in the third quarter of 1998 as compared to the third quarter of 1997, primarily due to natural production decline. The Brazos A-7 block also experienced a decrease in natural gas production in the third quarter of 1998 compared to the third quarter of 1997, primarily due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and was suspended pending completion operations. Production facilities were installed, and the No. 5 well commenced production late in the second quarter at a rate of approximately 10 MMcf per day. The combined completion and facility costs are expected to total $6.6 million ($594,000 net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the third quarter of 1998 as compared to the third quarter 1997, primarily due to natural production decline, and the cessation of production in the A6 ST. Production for the block is currently 1.6 MMcf per day and 74 barrels of condensate per day as of November 1998. PNR purchased 3D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in production in the third quarter of 1998 as compared to the third quarter of 1997, primarily due to the cessation of production of PNR operated wells. These wells are currently uneconomic to produce. In portions of West Delta Block 62, the Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% overriding royalty interest. In West Delta Block 61, PNR farmed out portions of the block to another operator, retaining a 10% (9% net to the Trust) overriding royalty interest. A new well was drilled in the second quarter which encountered 320 net feet of pay in 8 Miocene sands below a true vertical depth of 7,500 feet. The operator will drill two development wells beginning later this year or in early 1999. The Trust will receive an 11.25% overriding royalty interest in these wells.

     Matagorda Island 624 production decreased in the third quarter of 1998 as compared to the third quarter of 1997, primarily due to natural production decline. Gross production for the block is currently 2.2 MMcf per day and 32 barrels of condensate per day as of November 1998.

                             PENDING SALE AGREEMENT

     In September 1998, PNR signed a purchase and sale agreement (the "Agreement") to sell certain oil and gas properties. Included with the properties to be sold are Trust properties. The sale is expected to close by December 31, 1998 and, at such time, the purchaser will become the operator of the properties. The consummation of this Agreement is primarily dependent upon the purchaser's successful ability to finance the purchase as well as certain other contingencies defined in the Agreement. As a result, there can be no assurance that the sale of any or all of these properties will be completed. In addition, if such a sale is consummated, the Trust has been advised that the sale should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

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

     The following tables provide summaries of the calculations of the net proceeds attributable to the Partnership's royalty interests (unaudited):

                                                     SOUTH
                                        BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND   ISLAND 155    DELTA 61      ISLAND
                                         A-39       AND 156      AND 62        624          TOTAL
                                       ---------  -----------  ----------   ----------   -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1998:
    Ninety percent of gross
      proceeds.......................  $ 242,529  $   697,366  $   (2,509)   $158,565    $ 1,095,951
    Less ninety percent of --
      Operating expenditures.........    (78,729)    (281,960)   (144,102)    (35,891)      (540,682)
      Capital costs recovered........     --          --           --          --            --
      Accrual for future abandonment
         costs.......................    (11,727)      (1,500)     (5,848)       (925)       (20,000)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $ 152,073  $   413,906  $ (152,459)   $121,749    $   535,269
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   535,215
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        127       23,391      --           1,635         25,153
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $    9.53  $     11.11  $   --        $  24.87    $     12.00
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    110,908      186,887      (2,613)     63,819        359,001
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    2.18  $      2.34  $      .96    $   1.85    $      2.21
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          3            3           3           1             10

                                                     SOUTH
                                        BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND   ISLAND 155    DELTA 61      ISLAND
                                         A-39       AND 156      AND 62        624          TOTAL
                                       ---------  -----------  ----------   ----------   -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1997:
    Ninety percent of gross
      proceeds.......................  $ 340,092  $ 1,231,930  $  467,587    $229,683    $ 2,269,292
    Less ninety percent of --
      Operating expenditures.........   (104,913)    (271,174)   (204,273)    (52,818)      (633,178)
      Capital costs recovered........     --          174,948     (26,909)     --            148,039
      Accrual for future abandonment
         costs.......................    (20,608)       3,610     (10,426)       (141)       (27,565)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $ 214,571  $ 1,139,314  $  225,979    $176,724    $ 1,756,588
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $ 1,756,412
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        313       29,433       9,038       2,086         40,870
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $   16.88  $     12.48  $    18.11    $  18.17    $     14.05
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    159,498      405,857     137,420      95,780        798,555
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    2.10  $      2.13  $     2.21    $   2.00    $      2.12
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          3            4           3           2             12

------------
o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended September 30, 1998 and 1997 represent actual production for the periods May 1998 through July 1998 and May 1997 through July 1997, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o West Delta 61 and 62 have ceased production since the second quarter of 1998. However, operating expenses are still being incurred for maintenance procedures.

o The average sales price per Bbl for Matagorda Island 624 is impacted by prior period adjustments received during the third quarter of 1998.

                                                       SOUTH
                                         BRAZOS        MARSH         WEST      MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61     ISLAND
                                          A-39        AND 156       AND 62        624         TOTAL
                                        ---------    ----------   ----------   ---------   -----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1998:
    Ninety percent of gross
      proceeds.......................   $ 800,332    $1,422,381   $  452,700   $ 720,753   $ 3,396,166
    Less ninety percent of --
      Operating expenditures.........    (236,107)     (789,506)    (500,112)   (137,902)   (1,663,627)
      Capital costs recovered........      --            --           --          (1,883)       (1,883)
      Accrual for future abandonment
         costs.......................     (35,181)       (4,499)     (17,544)     (2,776)      (60,000)
                                        ---------    ----------   ----------   ---------   -----------
    Net proceeds (excess costs)......   $ 529,044    $  628,376   $  (64,956)  $ 578,192   $ 1,670,656
                                        =========    ==========   ==========   =========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                      $ 1,670,489
                                                                                           ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         560        43,643          594       4,796        49,593
                                        =========    ==========   ==========   =========   ===========
      Average sales price per Bbl....   $   12.76    $    12.53   $    15.51   $   18.24   $     13.12
                                        =========    ==========   ==========   =========   ===========
      Natural gas (Mcf)..............     344,684       369,828      170,106     280,048     1,164,666
                                        =========    ==========   ==========   =========   ===========
      Average sales price per Mcf....   $    2.30    $     2.37   $     2.61   $    2.26   $      2.36
                                        =========    ==========   ==========   =========   ===========
    Producing wells..................           3             3            3           1            10

                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------    ----------   -----------   ---------   ------------
NINE MONTHS ENDED
  SEPTEMBER 30, 1997:
    Ninety percent of gross
      proceeds.......................   $1,382,672   $7,953,873   $ 1,450,559   $1,011,701  $ 11,798,805
    Less ninety percent of --
      Operating expenditures.........    (313,451)   (1,002,961)     (615,845)   (190,447)    (2,122,704)
      Capital costs recovered........      --        (4,773,208)      (60,806)     (4,564)    (4,838,578)
      Accrual for future abandonment
        costs........................    (105,724)      (15,128)      (52,939)     (8,714)      (182,505)
                                        ---------    ----------   -----------   ---------   ------------
    Net proceeds (excess costs)......   $ 963,497    $2,162,576   $   720,969   $ 807,976   $  4,655,018
                                        =========    ==========   ===========   =========   ============
    Trust share of net proceeds
      (99.99%).......................                                                       $  4,654,552
                                                                                            ============
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         864       127,523        11,542       7,345        147,274
                                        =========    ==========   ===========   =========   ============
      Average sales price per Bbl....   $   18.80    $    16.66   $     18.30   $   20.08   $      16.97
                                        =========    ==========   ===========   =========   ============
      Natural gas (Mcf)..............     542,701     2,141,543       475,597     331,608      3,491,449
                                        =========    ==========   ===========   =========   ============
      Average sales price per Mcf....   $    2.52    $     2.72   $      2.61   $    2.61   $       2.66
                                        =========    ==========   ===========   =========   ============
    Producing wells..................           3             4             3           2             12

------------
o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the nine months ended September 30, 1998 and 1997 represent actual production for the periods November 1997 through July 1998, and November 1996 through July 1997, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o West Delta 61 and 62 have ceased production since the second quarter of 1998. However, operating expenses are still being incurred for maintenance procedures.

o The average sales price per Bbl for Matagorda Island 624 is impacted by prior period adjustments received during the third quarter of 1998.

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

                                          MESA OFFSHORE TRUST

                                          By CHASE BANK OF TEXAS,
                                             NATIONAL ASSOCIATION
                                                  TRUSTEE

                                          By /s/ PETE FOSTER
                                                 PETE FOSTER
                                                 SENIOR VICE PRESIDENT
                                                 & TRUST OFFICER

Date:  November 12, 1998

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.