Form 10-K405
period 1998-12-31
MESA OFFSHORE TRUST
filed 1999-03-31
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                             WHICH REGISTERED
     -------------------                             ----------------
UNITS OF BENEFICIAL INTEREST                         PACIFIC EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 26, 1999, of $.0516 was approximately $1,122.891.37.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 26, 1999, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS
                                     PART I

                                                                                                             PAGE
                                                                                                             ----
Item  1.   Business........................................................................................     1
           Description of the Trust........................................................................     1
           Description of the Units........................................................................     2
           Termination of the Trust........................................................................     5
           Description of Royalty Properties...............................................................     6
           Contracts.......................................................................................    13
           Regulation and Prices...........................................................................    15
Item  2.   Properties......................................................................................    16
Item  3.   Legal Proceedings...............................................................................    16
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    16

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Unitholder Matters........................    17
Item  6.   Selected Financial Data.........................................................................    17
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................................    17
           Net Proceeds, Production and Average Prices (Unaudited).........................................    22
Item  8.   Financial Statements and Supplementary Data.....................................................    23
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................................    31

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    31
Item 11.   Executive Compensation..........................................................................    31
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    31
Item 13.   Certain Relationships and Related Transactions..................................................    31

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    31
SIGNATURES.................................................................................................    33

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

     Units of beneficial interest ("units") in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held. The units are listed on the Pacific Exchange under the symbol "MOS".

     The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing;
(4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were $128,000, $173,000 and $123,000, for the years 1998, 1997 and 1996, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

     The terms of the First Amended and Restated Articles of General Partnership of the Partnership (the "Partnership Agreement") provide that the Partnership shall dissolve upon the occurrence of any of the following: (1) December 31, 2030; (2) the election of the Trustee to dissolve the Partnership; (3) the termination of the Trust; (4) the bankruptcy of the Managing General Partner; or
(5) the dissolution of the Managing General Partner or its election to dissolve the Partnership; provided that the Managing General Partner shall not elect to dissolve the Partnership so long as the Trustee remains the only other partner of the Partnership.

     The discussions of terms of the Trust Indenture and the Partnership Agreement contained herein are qualified in their entirety by reference to the Trust Indenture and the Partnership Agreement themselves, which are exhibits to this Form 10-K and are available upon request from the Trustee.

     Under the instrument conveying the Royalty to the Partnership, the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 6 of this Form 10-K. The instrument of conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by PNR during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by PNR from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by PNR in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. PNR, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between PNR and any purchaser as to the correct sale price for any production, amounts received by PNR and promptly deposited by it with an escrow agent are not considered as having been received by PNR and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to PNR by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts PNR is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by PNR as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, PNR is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

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

DISTRIBUTIONS

     The Trustee determines for each month the amount of cash available for distribution for such month. Such amount (the "Monthly Distribution Amount") is equal to the excess, if any, of the cash distributed by the Partnership to the Trust during such month, plus any other cash receipts of the Trust during such month (other than interest earned on the Monthly Distribution Amount for any other month), over the liabilities of the Trust paid during such month, and adjusted for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to unitholders of record on the monthly record date (the "Monthly Record Date"), which is the close of business on the last business day of such month, or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, the

Trust Indenture provides that the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year, distributes to each person who was a unitholder of record on a Monthly Record Date during one or more of the immediately preceding three months, the Monthly Distribution Amount for the month or months that he was a unitholder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date.

LIABILITY OF UNITHOLDERS

     As regards the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust; (2) the assets of the Trust were insufficient to discharge such liability; and (3) the assets of the Trustee were insufficient to discharge such liability. Although each unitholder should weigh this potential exposure in deciding whether to retain or transfer his units, the Trustee is of the opinion that because of the passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee, the imposition of any liability on a unitholder is extremely unlikely.

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

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Such gain or loss would be capital gain or loss if such unit was held by the unitholder as a capital asset. For units sold on or prior to May 6, 1997, such capital gain will be long-term if such unitholder's holding period exceeded one year as of the date of sale or exchange. The Taxpayer Relief Act of 1997 reduced the maximum long-term capital gains rate to 20% for capital assets sold after May 6, 1997, but the holding period necessary to qualify for the reduced rate increased to 18 months effective for sales after July 28, 1997. A special "mid-term" rate (generally 28%) applies to capital assets sold after July 28, 1997 with a holding period of over one year but not over 18 months. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if such unit was held by the unitholder as a capital asset.

  FOREIGN UNITHOLDERS

     In general, a unitholder who is a nonresident alien individual or which is a foreign corporation (each, a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code"), (or pursuant to any similar provisions of applicable treaties). Upon making this election such unitholder is entitled to claim all deductions with respect to such income, but he must file a United States federal income tax return to claim such deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually). However, for tax years beginning after December 31, 1987, such effectively connected income will be subjected to withholding equal to the highest applicable percentage (tax rate)-39.6% for individual foreign unitholders and 35% for corporate foreign unitholders.

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign Taxpayers owning greater than 5% of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Foreign unitholders owning 5% or less of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

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

                             PENDING SALE AGREEMENT

     In December 1998, PNR signed a purchase and sale agreement (the "Agreement") with Costilla Energy, Inc. ("Costilla") to sell certain PNR oil and gas properties. Included with the properties to be sold are PNR's interest in all of the Trust properties. The consummation of this Agreement is primarily dependent upon the Costilla's ability to finance the purchase as well as certain other contingencies defined in the Agreement. The sale is expected to close by March 31, 1999. Subsequent to the closing, PNR expects to continue to operate the Trust properties for a limited period of time; however, Costilla will become the Managing General Partner of the Partnership. There can be no assurance that the sale of any or all of these properties will be completed. In addition, if such a sale is consummated, the Trust has been advised that there should be no significant impact on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

                            TERMINATION OF THE TRUST

     As discussed above under "Description of the Trust", the terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three year period (the "Termination Threshold") or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see pages 12 and 13 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

     In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under "Description of the Trust") and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Royalty interest) could either (1) be distributed in kind ratably to the Managing General Partner and the Trustee or (2) be sold and the proceeds thereof distributed ratably to the Managing General Partner and the Trustee. In the event of a sale of the Royalty and a distribution of the cash proceeds to the Trustee, the Trustee would make a final distribution to unitholders of such cash proceeds plus any other cash held by the Trust after the payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

     The December 31, 1998 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 1999 and 2000 could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $5.2 million while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of future production, market conditions, recoupment of unrecovered capital costs, the receipt of amounts withheld from the Trust related to MMS royalty claims, and other matters) that in either 1999 or 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 1999 or 2000 will be above the Termination Threshold.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1998

                                                                         PRODUCING WELLS(1)
                                                             ------------------------------------------
                                         PRODUCING ACRES            GROSS                  NET
                                       --------------------  --------------------  --------------------
              PROPERTY                   GROSS     NET(2)       OIL        GAS        OIL        GAS
-------------------------------------  ---------  ---------     ---        ---        ---        ---
Offshore Louisiana--
  South Marsh
     Island 155......................      5,000      2,625         --         --         --         --
  South Marsh
     Island 156......................      5,000      2,625         --         --         --         --
  West Delta 61......................      5,000      3,750         --          1         --         .8
  West Delta 62......................      5,000      3,750         --          1         --         .1
Offshore Texas--
  Brazos A-7.........................      5,760      2,160         --          2         --         .8
  Brazos A-39........................      5,760      2,160         --          1         --         .4
  Matagorda
     Island 624......................      5,617      1,369         --          1         --         .3
                                       ---------  ---------        ---        ---        ---        ---
           Total.....................     37,137     18,439          0          6          0        2.4
                                       =========  =========        ===        ===        ===        ===

------------
(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 1998, see "Net Proceeds, Production and Average Prices" on page 21 of this Form 10-K.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 1998, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 6, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

                                     [LOGO]
                                    PIONEER
                               NATURAL RESOURCES

                                 SUMMARY REPORT
                                DATED MARCH 1999


                                       ON


                              RESERVES AND REVENUE
                             AS OF DECEMBER 31, 1998


                             FROM CERTAIN PROPERTIES
                                    OWNED BY


                               MESA OFFSHORE TRUST

                                     [LOGO]

March 17, 1999


MESA Offshore Trust
Chase Bank of Texas, N.A. (as Trustee)
Chase Tower, Suite 1150
600 Travis Street
Houston TX  77002

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 1998, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership," a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in ten Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The ten offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties." Three of these leases have been abandoned; reserves of the remaining seven leases are reported herein.

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

The development status shown herein represents the status applicable as of December 31, 1998. Data available from wells drilled on the appraised properties through December 31, 1998 were used in estimating gross ultimate recovery. Gross production estimated to December 31, 1998, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 1998 since production data for these properties were not available throughout 1998.

The reserve volumes and revenue values shown in this report for Partnership Interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership Interest and the retained Pioneer Interest in the Subject Properties (Combined Interest). Net reserves attributable to the Partnership Interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. Because the net reserve volumes attributable to the

MESA Offshore Trust
March 17, 1999
Page 2


Partnership Interest are estimated using an allocation of reserves based on estimates of future revenue, a change in prices or costs will result in changes in the estimated net reserves. Therefore, the estimated net reserves attributable to the Partnership Interest will vary if different future price and cost assumptions are used.

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

Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 1998, are as follows:

    TOTAL PROVED RESERVES:
         Natural Gas (Mcf)............................      2,280,001
         Oil and Condensate (bbl).....................        404,272
         Natural Gas Liquids (bbl)....................              0

    PROVED DEVELOPED RESERVES
         Natural Gas (Mcf)............................        933,684
         Oil and Condensate (bbl).....................          5,628
         Natural Gas Liquids (bbl)....................              0

MESA Offshore Trust
March 17, 1999
Page 3


Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. The deficit balance as of December 31, 1998 was $1,029,737.

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

    o Operating and Capital Costs - Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1998 values and were not adjusted for inflation.

A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 1998 is as follows:

MESA Offshore Trust
March 17, 1999
Page 4


    COMBINED INTEREST:
          Future Gross Revenue ($)....................         8,740,898
          Production and Ad Valorem Taxes ($).........                 0
          Operating Costs ($).........................        (1,804,756)
          Capital Costs ($)(1)........................       (10,497,250)
          Future Net Revenue ($)......................        (3,561,108)

          Accrued Revenue for Abandonment Costs ($)...        10,010,271
          Future Accrued Revenue for Abandonment
            Costs ($).................................           470,733
          Cumulative Net Profits Deficit @ 12/31/98 ..        (1,144,152)
          Revenue Subject to Net Profits Interest ($).         5,775,744


    PARTNERSHIP INTEREST:
          Future Net Revenue ($)(2)...................         5,198,165
          Present Worth at 10 Percent ($).............         3,977,242

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

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

                                  Submitted,

                                  /s/ RICHARD MASSENGILL
                                  D. Richard Massengill

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

     Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 1998 pursuant to gas contracts in effect on January 1, 1999. These prices (having a weighted average of $1.83 per Mcf as of December 31, 1998) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 1998 was $2.31 per Mcf, representing a combination of contract prices and spot market prices.

     The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 1998. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in such estimates.

                    PROPERTY
------------------------------------------------
South Marsh Island 155/156......................            --
West Delta 61/62................................         15-20 years
Brazos A-7......................................           4-5 years
Brazos A-39.....................................           1-2 years
Matagorda Island 624............................           3-4 years
------------
(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. See "Termination of the Trust" on page 5 of this Form 10-K.

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

     PNR has advised the Trust that there have been no events subsequent to December 31, 1998 that have caused a significant change in the estimated proved reserves referred to in the Reserve Report.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information relating to the assets of the Trust.

                                   CONTRACTS

     GENERAL. PNR has advised the Trust that during 1998 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future; however, it is not known whether Costilla will change the current marketing practices. Spot market prices for natural gas in 1998 were generally lower than spot market prices in 1997. Information regarding recent prices received for production from the Royalty Properties is provided below.

          BRAZOS A-7 AND A-39. In March 1999, most of the gas from this property was being sold to H&N, Limited at an average price of $1.59 per MMBtu.

          SOUTH MARSH ISLAND 155 AND 156. In March 1999, most of the gas from this property was being sold to H&N, Limited at an average price of $1.61 per MMBtu.

          WEST DELTA 61 AND 62. In March 1999, most of the gas from this property was being sold to H&N, Limited at an average price of $1.57 per MMBtu.

          MATAGORDA ISLAND 624. In March 1999, most of the gas from this property was being sold to H&N, Limited at an average price of $1.57 per MMBtu.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a general deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 per Mcf in 1995. Annual wellhead prices generally increased from 1995 to $2.17 per MCF in 1996 and $2.32 per MCF in 1997 and decreased to an estimated $1.90 in 1998, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. Spot prices for domestic natural gas were negatively affected by warmer than normal weather in the winters of 1997-98 and 1998-99.

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

     A PNR subsidiary owns a 100% interest in a pipeline which transports crude oil from South Marsh Island 155 and 156 to an underwater connection with Marathon Pipe Line Company's ("Marathon") pipeline on South Marsh Island 139.
In 1998, PNR charged $3.60 per barrel for transportation of crude oil from these properties, which included Marathon's currently posted tariff of $1.55 per barrel and the PNR subsidiary's tariff of $2.05 per barrel. Tariffs are subject to approval by the Federal Energy Regulatory Commission (the "FERC").

     Future pipeline construction and operation arrangements may be necessary for the marketing of crude oil and other liquid hydrocarbon production, if any, from the other Royalty Properties. PNR could be involved in such arrangements.

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

FERC REGULATION

     In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spin-downs," may have the adverse effect of increasing the cost of doing business on some in the industry. On July 29, 1998, the FERC issued two orders in which the FERC is considering revisions to its regulations of short-term and long-term transportation markets. As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

     From time to time, federal and state environmental agencies propose regulations which could have a direct and material impact on PNR's operations. For example, under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. Under this regulation, PNR is required to maintain $ 35 million in OSFR for its offshore facilities. PNR is maintaining its OSFR in this amount by insurance. Although the working interest owners have advised the Trust that current environmental regulation has had no material adverse effect on the working interest owners' present method of operations, the impact of the recently adopted regulatory changes, and of future environmental regulatory developments such as stricter environmental regulation and enforcement policies, cannot presently be quantified. By letter dated November 9, 1995, PNR was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that PNR may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. PNR executed a guaranty of abandonment liability (area wide) with the MMS on April 26, 1996, in satisfaction of these obligations.

     PNR has advised the Trust that it is not involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state, or local environmental protection laws and regulations which would have a material adverse effect on the Trust's financial position or results of operations.

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

     There were no matters submitted to a vote of unitholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of Mesa Offshore Trust are traded on the Pacific Exchange -- ticker symbol MOS. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1998 were as follows:

                                                            1998                                    1997
                                            -------------------------------------   -------------------------------------
                                                                    DISTRIBUTION                            DISTRIBUTION
                                              HIGH        LOW           PAID          HIGH        LOW           PAID
                                            ---------  ---------    -------------   ---------  ---------    -------------
First Quarter.............................  $    .219  $    .156       $ .0091      $    .344  $    .219       $ .0070
Second Quarter............................  $    .188  $    .094       $ .0045      $    .344  $    .250       $ .0248
Third Quarter.............................  $    .125  $    .063       $ .0070      $    .250  $    .188       $ .0219
Fourth Quarter............................  $    .094  $    .031       $   --       $    .250  $    .188       $ .0143

     At March 26, 1999, the 71,980,216 units outstanding were held by 14,525 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                        1998            1997            1996           1995           1994
                                   --------------  --------------  --------------  -------------  -------------
Royalty income...................  $    1,683,664  $    5,737,644  $       36,014  $   3,139,620  $   9,104,615
Distributable income.............  $    1,487,139  $    4,900,814  $        --     $   2,803,862  $   8,783,711
Distributable income per unit..    $        .0206  $        .0681  $        --     $       .0390  $       .1220
Excess cost carryforward.........  $   (1,109,013) $        --     $   (3,149,598) $    (138,514) $       --
Total assets at year end.........  $    1,915,901  $    3,274,532  $    2,602,742  $   3,103,451  $   4,724,878

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

  YEARS 1998 AND 1997

     Royalty income decreased to $1,683,664 in 1998 as compared to $5,737,644 in 1997, primarily as a result of lower natural gas production and prices and the recovery of capital costs associated with completion costs on the Brazos A-7 No. 5 well in the fourth quarter of 1998.

     Production volumes for natural gas decreased to 1,277,464 Mcf in 1998 compared with 4,030,273 Mcf in 1997. The decrease was due primarily to natural production decline. The average sale price received for natural gas in 1998 was $2.31 per Mcf compared with $2.66 per Mcf in 1997.

     Crude oil, condensate and natural gas liquids production volumes decreased to 51,066 barrels in 1998 compared with 170,158 barrels in 1997. The decrease was due primarily to natural production decline at South Marsh Island 155 and
156. The average sale price in 1998 for crude oil, condensate and natural gas liquids was $13.03 per barrel compared with $16.97 per barrel in 1997.

  YEARS 1997 AND 1996

     Royalty income was $5,737,644 in 1997 as compared to $36,014 in 1996. The increase in Royalty income was primarily due to the recovery of 1996 drilling costs on South Marsh Island blocks 155 and 156 by PNR in the first quarter of 1997. Distributable income increased to $4,900,814 ($.0681 per unit) in 1997 as compared to no distributable income in 1996.

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

  GENERAL

     From inception of the Trust on December 1, 1982 through December 31, 1987, PNR, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, PNR spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. As discussed below, PNR spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995, $21.9 million ($13.8 million net to the Trust) in 1996, $2.9 million ($1.8 million net to the Trust) in 1997, and $7.5 million ($746,000 net to the Trust) in 1998. PNR anticipates spending up to approximately $72,000 ($45,000 net to the Trust) primarily on a possible workover on South Marsh Island 155 and 156 in 1999, and recompletions on Brazos 155 and 156 in 1999.

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

     PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. During the fourth quarter of 1998, PNR incurred $7.35 million ($661,000 net to the Trust) of completion costs for the Brazos A-7 No. 5 well. At December 31, 1998, the cost carryforward resulting from the completion costs on the Brazos A-7 No. 5 well, other capital expenditures and over distributions by PNR over the last twelve months was approximately $1.1 million. As such, beginning in the fourth quarter of 1998, the Trust stopped receiving royalty income from PNR and no such royalty income will resume until the $1.1 million of cost carryforwards are recouped by PNR. In addition, no distributions to unitholders will be made until the Trust recovers administrative expenses paid from the Trust's reserve fund during the period in which royalty income is not paid to the Trust (approximately $140,500 at December 31, 1998).

     The December 31, 1998 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 1999 and 2000 could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $5.2 million while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of future production, market conditions, recoupment of unrecovered capital costs, the receipt of amounts withheld from the Trust related to MMS royalty claims, and other matters) that in either 1999 or 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 1999 or 2000 will be above the Termination Threshold.

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the MMS. The claims by the MMS included, among other things, disputed transportation allowances attributable to the Trust's South Marsh Island properties and payments received by PNR from purchasers as settlements under gas purchase contracts. During 1998, PNR settled all known claims with the MMS for $3.6 million ($3.2 million net to the Trust) which significantly reduced the amount in the reserve. As of March 31, 1999, the balance of the reserve, including accrued interest, was approximately $3.4 million ($3.1 million net to the Trust). PNR is currently in the process of determining whether there are any additional claims related to the Trust properties that would warrant the need to maintain this reserve. Once the review is complete, which should be in the second quarter of 1999, PNR anticipates releasing the excess reserve, if any, that is not deemed necessary to be maintained in the reserve to the Trust.

OPERATIONAL REVIEW

     As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 1998, its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future; however, it is not known whether Costilla will change the current marketing practices.

     The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of the Organization of the Petroleum Exporting Countries ("OPEC") and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables.

     The Brazos A-39 block experienced a decrease in natural gas production in 1998 as compared to 1997, primarily due to natural production decline. The Brazos A-7 block also experienced a decrease in natural gas production in 1998 compared to 1997, primarily due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well that was drilled in the second quarter of 1997. The No. 5 well encountered gas pay and was suspended pending completion operations. Production facilities were installed and the No. 5 well commenced production late in the fourth quarter of 1998 at a rate of approximately 10 MMcf per day. The combined completion and facility costs are expected to total $7.35 million ($661,000 net to the Trust).

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in 1998 as compared to 1997, primarily due to natural production decline and the cessation of production in November of 1998 of the A-19 well. PNR purchased 3D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in production in 1998 as compared to 1997, primarily due to the cessation of production of PNR operated wells. These wells are currently uneconomic to produce. In portions of West Delta Block 62, the Trust is receiving royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust consists of a 7.5% overriding royalty interest. In West Delta Block 61, PNR farmed out portions of the block to another operator, retaining a 10% (9% net to the Trust) overriding royalty interest. As previously reported, a new well was drilled in the third quarter of 1998 which encountered 320 net feet of pay in eight Miocene sands below a true vertical depth of 7,500 feet. In the fourth quarter of 1998, the operator drilled one development well and one exploratory well. The development well encountered 250 net feet of pay in seven Miocene sands. The operator has elected to set a four pile platform and production is expected in the second quarter of 1999. The exploratory well tested a new fault block which was determined to be non-commercial. The exploratory well was subsequently plugged in the first quarter of 1999. The Trust will receive an 11.25% overriding royalty interest in these wells.

     Matagorda Island 624 production decreased in 1998 as compared to 1997, primarily due to natural production decline. Gross production for the block is currently 1.5 MMcf per day and 23 barrels of condensate per day as of March 1999.

INFORMATION SYSTEMS FOR THE YEAR 2000

     The inability of some computer programs and embedded chips to distinguish between the year 1900 and year 2000 (the "Year 2000 problem") poses a serious threat of business disruption to any organization that utilizes computer technology and computer chip technology in their business systems or equipment. In proactive response to the Year 2000 problem, PNR established a "Year 2000" project to assess, to the extent possible, PNR's internal Year 2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to PNR and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. PNR has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

     As of December 31, 1998, PNR estimates that the assessment phase is approximately 86% complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     PNR expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses.

     As of December 31, 1998, PNR estimates that the remedial phase is approximately 54% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain applications and hardware systems. The remediation of non-information technology is expected to be completed during July 1999. PNR's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by March 1999 and all other information technology systems and non-information technology remediation by the end of the third quarter of 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

     A failure to remedy a critical Year 2000 problem could have a materially adverse effect on PNR's results of operations and financial condition. The most likely worst case scenario which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude to PNR that cannot be accurately assessed at this time.

     In the assessment phase of PNR's Year 2000 project, contingency plans are being designed to mitigate the exposure to mission critical information technology systems, such as oil and gas sales receipts; vendor and royalty cash distributions; debt compliance; accounting; and, employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

     The Trustee has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, the Trustee intends to have such systems and applications capable of processing, on and after January 1, 2000, date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee. Third parties that the Trust conducts business with could be prone to Year 2000 problems that could not be assessed or detected by the Trust. The Trust is contacting the major third parties to determine whether they will be able to resolve, in a timely manner, any Year 2000 problems directly affecting the Trust and to inform them of the Trust's internal assessment of its Year 2000 review.

     Information above with respect to PNR is based upon information provided by PNR to the Trustee for use in this Form 10-K.

            NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                         SOUTH
                                                         MARSH        WEST     MATAGORDA
                                          BRAZOS       ISLAND 155     DELTA      ISLAND
YEAR ENDED DECEMBER 31, 1998:          A-7 AND A-39     AND 156     61 AND 62     624        TOTAL
                                       -------------   ----------   ---------  ----------  ----------
  90% of--
    Gross proceeds...................    $ 872,631     $1,527,059   $ 456,750  $  761,902  $3,618,342
  Less 90% of--
    Operating costs..................     (299,732)      (795,642)   (580,501)   (153,745) (1,829,620)
    Capital costs recovered..........      --             (23,007)     --          (1,883)    (24,890)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........      (46,908)        (5,999)    (23,392)     (3,701)    (80,000)
                                       -------------   ----------   ---------  ----------  ----------
  Net Proceeds
    (Excess Costs)...................    $ 525,991     $  702,411   $(147,143) $  602,573  $1,683,832
                                       =============   ==========   =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                      $1,683,664
                                                                                           ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............        1,668         43,589       1,013       4,796      51,066
                                       =============   ==========   =========  ==========  ==========
    Average sales price per Bbl......    $   11.04     $    12.53   $   13.09  $    18.24  $    13.03
                                       =============   ==========   =========  ==========  ==========
    Natural gas (Mcf)................      384,969        419,725     170,106     302,664   1,277,464
                                       =============   ==========   =========  ==========  ==========
    Average sales price per Mcf......    $    2.22     $     2.34   $    2.61  $     2.23  $     2.31
                                       =============   ==========   =========  ==========  ==========
Producing wells (gross)..............            4              2           3           1          10
YEAR ENDED DECEMBER 31, 1997:
  90% of--
    Gross proceeds...................   $1,736,576     $8,909,206  $1,730,818  $1,226,177 $13,602,777
  Less 90% of--
    Operating costs..................     (431,282)    (1,192,448)   (748,218)   (245,669) (2,617,617)
    Capital costs recovered..........       (1,178)    (4,917,298)    (69,128)     (4,644) (4,992,248)
    Accrual for future abandonment
      costs..........................     (123,115)       (60,448)    (61,395)     (9,716)   (254,674)
                                       -------------   ----------   ---------  ----------  ----------
  Net Proceeds.......................   $1,181,001     $2,739,012   $ 852,077  $  966,148  $5,738,238
                                       =============   ==========   =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                      $5,737,644
                                                                                           ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............        1,215        145,493      13,891       9,559     170,158
                                       =============   ==========   =========  ==========  ==========
    Average sales price per Bbl......    $   18.36     $    16.66   $   18.24  $    19.65  $    16.97
                                       =============   ==========   =========  ==========  ==========
    Natural gas (Mcf)................      682,333      2,383,150     565,919     398,871   4,030,273
                                       =============   ==========   =========  ==========  ==========
    Average sales price per Mcf......    $    2.51     $     2.72   $    2.61  $     2.60  $     2.66
                                       =============   ==========   =========  ==========  ==========
Producing wells (gross)..............            3              3           3           1          10
YEAR ENDED DECEMBER 31, 1996:
  90% of--
    Gross proceeds...................   $1,011,764     $7,714,044  $3,070,880  $  906,788  $12,703,476
  Less 90% of--
    Operating costs..................     (600,885)      (807,674)   (727,325)   (377,206) (2,513,090)
    Capital costs recovered..........      --          (9,329,717)     (5,335)   (344,793) (9,679,845)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........      (86,181)      (143,018)   (231,185)    (14,139)   (474,523)
                                       -------------   ----------   ---------  ----------  ----------
  Net Proceeds (Excess Costs)........    $ 324,698    $(2,566,365) $2,107,035  $  170,650  $   36,018
                                       =============   ==========   =========  ==========  ==========
Trust share of net proceeds (99.99%).                                                      $   36,014
                                                                                           ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids (Bbls).............          477        148,046       5,719       8,163     162,405
                                       =============   ==========   =========  ==========  ==========
    Average sales price per Bbl......    $     N/A     $    15.74   $   17.20  $    20.41  $    15.83
                                       =============   ==========   =========  ==========  ==========
    Natural gas (Mcf)................      521,846      2,397,012   1,220,306     360,078   4,499,242
                                       =============   ==========   =========  ==========  ==========
    Average sales price per Mcf......    $    1.99     $     2.25   $    2.44  $     2.06  $     2.25
                                       =============   ==========   =========  ==========  ==========
Producing wells (gross)..............            3              5           4           3          15

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

o At December 31, 1998 the cost carryforward was $1.1 million of which $0.8 million primarily related to well completion costs on the Brazos A-7 No. 5 and other unrecovered capital costs, and $0.3 million related to over distributions by Pioneer over the last twelve month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1998           1997          1996
                                       -------------  -------------  -----------
Royalty income.......................  $   1,683,664  $   5,737,644  $    36,014
Interest income......................        121,430        123,268       63,253
General and administrative expense...       (317,955)      (960,098)     (99,267)
                                       -------------  -------------  -----------
Distributable income.................  $   1,487,139  $   4,900,814  $   --
                                       =============  =============  ===========
Distributable income per unit........  $      0.0206  $      0.0681  $   --
                                       =============  =============  ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                         DECEMBER 31,
                                                                             ------------------------------------
                                                                                   1998               1997
                                                                             -----------------  -----------------
                                  ASSETS
Cash and short-term investments............................................  $       1,836,398  $       2,993,764
Interest receivable........................................................             23,102             32,568
Net overriding royalty interest in oil and gas properties..................        380,905,000        380,905,000
     Less: accumulated amortization........................................       (380,848,599)      (380,656,800)
                                                                             -----------------  -----------------
Total assets...............................................................  $       1,915,901  $       3,274,532
                                                                             =================  =================
                       LIABILITIES AND TRUST CORPUS
Reserve for trust expenses.................................................  $       1,859,500  $       2,000,000
Distribution payable.......................................................             --              1,026,332
Trust corpus (71,980,216 units of beneficial
  interest authorized and outstanding).....................................             56,401            248,200
                                                                             -----------------  -----------------
Total liabilities and trust corpus.........................................  $       1,915,901  $       3,274,532
                                                                             =================  =================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Trust corpus, beginning of year.................................  $      248,200  $    1,062,405  $    1,067,160
     Distributable income.......................................       1,487,139       4,900,814        --
     Distributions to unitholders...............................      (1,487,139)     (4,900,814)       --
     Amortization of net overriding royalty interest............        (191,799)       (814,205)         (4,755)
                                                                  --------------  --------------  --------------
Trust corpus, end of year.......................................  $       56,401  $      248,200  $    1,062,405
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

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination
        Threshold") or (ii) a vote by the unitholders in favor of termination. Amounts earned by the Trustee as compensation were $128,000, $173,000 and $123,000 for the years 1998, 1997 and 1996, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

  THE PARTNERSHIP

     The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). MESA Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership.

     The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

  STATUS OF THE TRUST

     The December 31, 1998 reserve report prepared for the Partnership (See Note
6) indicates that Royalty income expected to be received by the Trust in 1999 and 2000 could be at or near the Termination Threshold. The reserve report estimates that the future Royalty income to the Trust is approximately $5.2 million while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

     conditions, recoupment of unrecovered capital costs, the receipt of amounts withheld from the Trust related to MMS royalty claims, and other matters) that in either 1999 or 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 1999 or 2000 will be above the Termination Threshold.

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

(6)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 1998, 1997 and 1996 are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                            OIL,
                                         CONDENSATE
                                        AND NATURAL       NATURAL
                                        GAS LIQUIDS         GAS
                                        ------------   -------------
                                           (BBLS)          (MCF)
Proved Reserves:
     December 31, 1995...............      153,168         2,281,262
           Revisions of previous
              estimates..............      (10,158)         (319,134)
           Extensions, discoveries
              and other additions....      133,190         2,111,233
           Production................         (460)          (12,755)
                                        ------------   -------------
     December 31, 1996...............      275,740         4,060,606
           Revisions of previous
              estimates..............     (131,509)         (672,227)
           Extensions, discoveries
              and other additions....       --               831,732
           Production................      (74,114)       (1,755,429)
                                        ------------   -------------
     December 31, 1997...............       70,117         2,464,682
           Revisions of previous
              estimates..............      115,088          (615,111)
           Extensions, discoveries
              and other additions....      241,200           984,112
           Production................      (22,133)         (553,682)
                                        ------------   -------------
     December 31, 1998...............      404,272         2,280,001
                                        ============   =============
Proved Developed Reserves:
     December 31, 1996...............      275,740         4,060,606
                                        ============   =============
     December 31, 1997...............       70,117         2,464,682
                                        ============   =============
     December 31, 1998...............        5,628           933,684
                                        ============   =============

------------

  (See Notes on following page.)

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
      PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds....................................................  $   7,867  $   6,863
Less ninety percent of --
     Future operating costs................................................................     (1,201)    (3,723)
     Future capital costs, net of amounts previously accrued...............................     (1,468)      (971)
                                                                                             ---------  ---------
Future royalty income......................................................................      5,198      2,169
Discount at 10% per annum..................................................................     (1,221)      (285)
                                                                                             ---------  ---------
Standardized measure of future royalty
  income from proved oil and gas reserves..................................................  $   3,977  $   1,884
                                                                                             =========  =========

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1998        1997         1996
                                                                              ---------  -----------  -----------
                                                                                        (IN THOUSANDS)
Standardized measure at beginning of year...................................  $   1,884  $    18,585  $     5,639
                                                                              ---------  -----------  -----------
     Revisions of previous estimates........................................       (559)       3,826        1,317
     Net changes in prices and production costs.............................      1,188      (17,362)       1,263
     Extensions, discoveries and other additions............................      2,960          714        9,838
     Royalty income.........................................................     (1,684)      (5,738)         (36)
     Accretion of discount..................................................        188        1,859          564
                                                                              ---------  -----------  -----------
     Net changes in standardized measure....................................      2,093      (16,701)      12,946
                                                                              ---------  -----------  -----------
Standardized measure at end of year.........................................  $   3,977  $     1,884  $    18,585
                                                                              =========  ===========  ===========

------------
o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31, of the respective years as follows: 1998, 404,272 Bbls; 1997, 54,769 Bbls; 1996, 192,574 Bbls.

o The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

o The "Future capital costs, net of amounts previously accrued" at December 31, 1998 includes, in thousands, $9,433 of future abandonment costs net of $9,009 previously accrued by PNR.

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

(7)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   SUMMARIZED QUARTERLY RESULTS
                                                                        THREE MONTHS ENDED
                                                  --------------------------------------------------------------
                                                    MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------  -------------    -------------     ------------
1998:
Royalty income..................................  $     694,318  $     440,956      $ 535,215        $    13,175
Distributable income............................  $     659,659  $     324,206      $ 503,274        $      --
Distributable income per unit...................  $       .0091  $       .0045      $   .0070        $      --

1997:
Royalty income..................................  $   1,111,555  $   1,786,585      $1,756,412       $ 1,083,092
Distributable income............................  $     509,533  $   1,791,954      $1,572,995       $ 1,026,332
Distributable income per unit...................  $       .0070  $       .0248      $   .0219        $     .0144

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1998 and 1997, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1999

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

     (a)(3) EXHIBITS

                                                                                      SEC FILE
                                                                                         OR
                                                                                    REGISTRATION       EXHIBIT
                                                                                        NUMBER          NUMBER
                                                                                        ------          ------
      4(a)      *Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                 Commerce Bank National Association, as Trustee, dated December 15,
                 1982...............................................................   2-79673         10(gg)

      4(b)      *Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                 Offshore Royalty Partnership, dated December 15, 1982..............   2-79673         10(hh)

      4(c)      *Partnership Agreement between Mesa Offshore Management Co. and
                 Texas Commerce Bank National Association, as Trustee, dated
                 December 15, 1982..................................................   2-79673         10(ii)

                                                                                          SEC FILE
                                                                                             OR
                                                                                        REGISTRATION       EXHIBIT
                                                                                           NUMBER          NUMBER
                                                                                           ------          ------
      4(d)      * Amendment to Partnership Agreement between Mesa Offshore Management
                  Co., Texas Commerce Bank National Association, as Trustee, and Mesa
                  Operating Limited Partnership, dated December 27, 1985 (Exhibit
                  4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore
                  Trust).............................................................    1-8432             4(d)

      4(e)      * Amendment to Partnership Agreement between Texas Commerce Bank
                  National Association, as Trustee, and Mesa Operating dated as of
                  January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                  31, 1993 of Mesa Offshore Trust)...................................    1-8432             4(e)

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

March 26, 1999

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                 EXHIBIT INDEX

                                                                                      SEC FILE
                                                                                         OR
                                                                                    REGISTRATION       EXHIBIT
                                                                                        NUMBER          NUMBER
                                                                                        ------          ------
      4(a)      *Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                 Commerce Bank National Association, as Trustee, dated December 15,
                 1982...............................................................   2-79673         10(gg)

      4(b)      *Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                 Offshore Royalty Partnership, dated December 15, 1982..............   2-79673         10(hh)

      4(c)      *Partnership Agreement between Mesa Offshore Management Co. and
                 Texas Commerce Bank National Association, as Trustee, dated
                 December 15, 1982..................................................   2-79673         10(ii)

      4(d)      * Amendment to Partnership Agreement between Mesa Offshore Management
                  Co., Texas Commerce Bank National Association, as Trustee, and Mesa
                  Operating Limited Partnership, dated December 27, 1985 (Exhibit
                  4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore
                  Trust).............................................................    1-8432             4(d)

      4(e)      * Amendment to Partnership Agreement between Texas Commerce Bank
                  National Association, as Trustee, and Mesa Operating dated as of
                  January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December
                  31, 1993 of Mesa Offshore Trust)...................................    1-8432             4(e)

     27           Financial Data Schedule

------------
 * Previously filed with the Securities and Exchange Commission and incorporated herein by reference.