Form 10-Q
period 1999-03-31
MESA OFFSHORE TRUST
filed 1999-05-13
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 1-800-852-1422
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     As of May 12, 1999 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       -----------------------
                                         1999         1998
                                       ---------  ------------
Royalty income.......................  $  --      $    694,318
Interest income......................     19,148        27,757
General and administrative expense...    (19,148)      (66,037)
                                       ---------  ------------
     Distributable income............  $  --      $    656,038
                                       =========  ============
     Distributable income per unit...  $  --      $      .0091
                                       =========  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          MARCH 31,         DECEMBER 31,
                                             1999               1998
                                       ----------------     -------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......  $      1,764,874     $   1,836,398
Interest receivable..................            19,148            23,102
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,848,599)     (380,848,599)
                                       ----------------     -------------
                                       $      1,840,423     $   1,915,901
                                       ================     =============
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      1,784,022     $   1,859,000
Distributions payable................         --                 --
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........            56,401            56,401
                                       ----------------     -------------
                                       $      1,840,423     $   1,915,901
                                       ================     =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                           1999          1998
                                       ------------  ------------
Trust corpus, beginning of period....  $     56,401  $    248,200
Distributable income.................       --            656,038
Distributions to unitholders.........       --           (656,038)
Amortization of net overriding
  royalty interest...................       --            (79,458)
                                       ------------  ------------
Trust corpus, end of period..........  $     56,401  $    168,742
                                       ============  ============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982 when Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership") to the Trust. The Partnership was created to receive and hold a 90% net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator of the Royalty Properties. Mesa is also the managing general partner of the Partnership (the "Managing General Partner").
On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa) a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated.

STATUS OF THE TRUST

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 1998 reserve report prepared for the Partnership (see the Trust's 1998 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 1999 and 2000 could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $5.2 million while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of future production and drilling activities, market conditions, recoupment of unrecovered capital costs, the receipt of amounts withheld from the Trust related to MMS royalty claims, and other matters) that in either 1999 or 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 1999 or 2000 will be above the Termination Threshold.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association (the "Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1998 Annual Report on Form 10-K.

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

          (b) Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statements' date through the next distribution date;

          (c) Trust general and administrative expenses are recorded in the month they are accrued;

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

STATUS OF PENDING COSTILLA SALE AGREEMENT

     On April 15, 1999, Pioneer Natural Resources Company announced the termination of the transaction contemplated by the April 1, 1999 Purchase and Sales Agreement between PNR and Costilla Energy, Inc. providing for the sale of certain oil and gas properties to Costilla. Included with the properties to be sold were PNR's interest in all of the Royalty properties. PNR has executed a contingency plan to remarket these properties. If such a sale is consummated, the Trust has been advised that there should be no significant impact on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

INFORMATION SYSTEMS FOR THE YEAR 2000

     The inability of some computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000 (the "Year 2000 problem") poses a serious threat of business disruption to any organization that utilized computer technology and computer chip technology in their business systems or equipment. In proactive response to the Year 2000 problem, PNR established a "Year 2000" project to assess, to the extent possible, PNR's internal Year
2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to PNR and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. PNR has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

     As of March 31, 1999, PNR estimates that the assessment phase is approximately 99% complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     PNR expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses.

     As of March 31, 1999, PNR estimates that the remedial phase is approximately 79% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain applications and hardware systems. The remediation of non-information technology is expected to be completed during July 1999 PNR's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by October 1999 and all other information technology systems and non-information technology remediation by the end of the second quarter of 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

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

     Information above with respect to PNR is based upon information provided by PNR to the Trustee for use in this Form 10-Q.

FINANCIAL REVIEW

     During the first quarter of 1999, the Trust had no distributable income, as compared to $656,038, representing $.0091 per unit, in the first quarter of 1998. The decrease in distributable income in 1999 was due primarily to a result of lower natural gas production and prices and the recovery of capital costs associated with completion costs on the Brazos A-7 No. 5 well in the fourth quarter of 1998. The per unit amounts of distributable income for the first quarter of 1999 and 1998 were earned by month as follows:

                                         1999       1998
                                       ---------  ---------
January..............................  $  --      $   .0035
February.............................     --          .0017
March................................     --          .0039
                                       ---------  ---------
                                       $  --      $   .0091
                                       =========  =========

     There was no Royalty income in the first quarter of 1999 as compared to $694,318 for the first quarter of 1998. The decrease in Royalty income is primarily due to substantially lower production volumes on South Marsh Island blocks 155 and 156 and West Delta 61 and 62 blocks and decreased prices for natural gas and crude oil, condensate and natural gas liquids in 1999.

     Production volumes for natural gas decreased to 276,120 Mcf in the first quarter of 1999 from 474,074 Mcf in the first quarter of 1998. The average price received for natural gas was $1.71 per Mcf in the first quarter of 1999 compared to $2.57 per Mcf in the first quarter of 1998.

     Crude oil, condensate and natural gas liquids production decreased to 5,791 barrels in the first quarter of 1999 from 9,083 barrels in the first quarter of 1998. The average price received for crude oil, condensate and natural gas liquids was $10.93 per barrel in the first quarter of 1999, compared to $16.71 per barrel in the first quarter of 1998.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production in the first quarter of 1999 as compared to the first quarter of 1998 was primarily attributable to natural production declines on the South Marsh Island blocks 155 and 156 and West Delta 61 and 62 blocks.

OPERATIONAL REVIEW

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the Mineral Management Service ("MMS"). The claims by the MMS included, among other things, disputed transportation allowances attributable to the Trust's South Marsh Island properties and payments received by PNR from purchasers as settlements under gas purchase contracts. During 1998, PNR settled all known claims with the MMS for $3.6 million ($3.2 million net to the Trust) which significantly reduced the amount in the reserve. As of March 31, 1999, the balance of the reserve, including accrued interest, was approximately $3.4 million ($3.1 million net to the Trust). Subsequent to March 31, 1999, PNR determined that this reserve is no longer necessary. Thus approximately $3.1 million will be made available for release to the Trust, subject to recovery of an approximate $1.0 million cost carryforward, and included, net of amounts used to replenish the reserve for Trust expenses, in the May distribution.

     PNR has advised the Trust that during the first quarter of 1999 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 1999 were generally lower than spot market prices in the first quarter of 1998.

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

     The Brazos A-39 block experienced a decrease in natural gas production in the first quarter of 1999 as compared to the first quarter of 1998 primarily due to natural production decline. The Brazos A-7 block experienced a decrease in production due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. During the fourth quarter of 1998, PNR incurred $7.35 million ($661,000 net to the Trust) of completion costs for the Brazos A-7 No. 5 well. At March 31, 1999, the cost carryforward resulting from the completion costs on the Brazos A-7 No. 5 well, other capital expenditures and over distributions by PNR was approximately $966,525. As such, beginning in the fourth quarter of 1998, the Trust stopped receiving royalty income from PNR and no such royalty income will resume until the $966,525 of cost carryforwards are recouped by PNR. In addition, no distributions to unitholders will be made until the Trust recovers administrative expenses paid from the Trust's reserve fund during the period in which royalty income is not paid to the Trust (approximately $215,978 at March 31, 1999). The No. 5 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 8 MMcf per day.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the first quarter of 1999 as compared to the first quarter of 1998, primarily due to the cessation of production from the A-19 well in late 1998 and natural production decline. This block is currently not producing, but a workover was started in May 1999 to attempt to restore production. Results of the workover should be available by the end of May 1999. PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in oil and in natural gas production in the first quarter of 1999 as compared to the first quarter of 1998 primarily due to the cessation of production of PNR operated wells. These wells are currently uneconomic to produce. In portions of West Delta block 62, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta Block 61, PNR farmed out portions of the block to another operator, retaining a 10% (9% net to the Trust) overriding royalty interest. A new well was drilled in the third quarter of 1998 which encountered 320 net feet of pay in eight Miocene sands below a true vertical depth of 7,500 feet. In the fourth quarter of 1998, the operator drilled one development well and one exploratory well. The development well encountered 250 net feet of pay in seven Miocene sands. The operator has elected to set a four-pile platform, and production is expected in the second quarter of 1999. The exploratory well tested a new fault block which was determined to be non-commercial. The exploratory well was subsequently plugged in the first quarter of 1999. The Trust will receive an 11.25% overriding royalty interest in these wells.

     Matagorda Island 624 oil and natural gas production decreased in the first quarter of 1999 as compared to the first quarter of 1998, primarily due to natural production decline. Gross producing rate of the block was approximately 1 MMcf of gas and 19 barrels of condensate per day as of May 1999.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1998 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were, $128,000, $173,000 and $123,000 for the years 1998, 1997, and 1996, respectively.

     The December 31, 1998 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 1999 and 2000 could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $5.2 million while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of future production and drilling, market conditions, recoupment of unrecovered capital costs, the receipt of amounts withheld from the Trust related to MMS royalty claims, and other matters) that in either 1999 or 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 1999 or 2000 will be above the Termination Threshold.

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

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                     SOUTH
                                         BRAZOS      MARSH        WEST
                                        A-7 AND    ISLAND 155   DELTA 61    MATAGORDA
                                          A-39      AND 156      AND 62     ISLAND 624      TOTAL
                                       ----------  ----------  ----------   ----------   -----------
THREE MONTHS ENDED MARCH 31, 1999:
    Ninety percent of gross
      proceeds.......................  $  401,395  $   73,813  $   (6,900)   $ 67,412    $   535,720
    Less ninety percent of --
      Operating expenditures.........    (114,138)   (166,169)   (177,757)    (49,415)      (507,479)
      Capital costs recovered........      (3,474)     --          --          (4,767)        (8,241)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................     (11,727)     (1,500)     (5,848)       (925)       (20,000)
                                       ----------  ----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $  272,056  $  (93,856) $ (190,505)   $ 12,305    $   --
                                       ==========  ==========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   --
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        (370)      5,610      --             551          5,791
                                       ==========  ==========  ==========   ==========   ===========
      Average sales price per Bbl....  $     8.48  $    10.74  $   --        $  11.24    $     10.93
                                       ==========  ==========  ==========   ==========   ===========
      Natural gas (Mcf)..............     219,783      27,440      (3,039)     31,936        276,120
                                       ==========  ==========  ==========   ==========   ===========
      Average sales price per Mcf....  $     1.84  $     0.49  $     2.27    $   1.92    $      1.71
                                       ==========  ==========  ==========   ==========   ===========
    Producing wells..................           4           2           3           1             10

THREE MONTHS ENDED MARCH 31, 1998:
    Ninety percent of gross
      proceeds.......................  $  301,821  $  325,239  $  350,120    $393,738    $ 1,370,918
    Less ninety percent of --
      Operating expenditures.........     (89,900)   (293,755)   (177,539)    (73,766)      (634,960)
      Capital costs recovered........      --          --          --         (21,571)       (21,571)
      Accrual for future abandonment
         costs.......................     (11,727)     (1,500)     (5,848)       (925)       (20,000)
                                       ----------  ----------  ----------   ----------   -----------
    Net proceeds.....................  $  200,194  $   29,984  $  166,733    $297,476    $   694,387
                                       ==========  ==========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   694,318
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         280       6,494         594       1,715          9,083
                                       ==========  ==========  ==========   ==========   ===========
      Average sales price per Bbl....  $    14.59  $    16.96  $    15.51    $  16.52    $     16.71
                                       ==========  ==========  ==========   ==========   ===========
      Natural gas (Mcf)..............     116,525      84,424     128,905     144,220        474,074
                                       ==========  ==========  ==========   ==========   ===========
      Average sales price per Mcf....  $     2.56  $     2.55  $     2.64    $   2.53    $      2.57
                                       ==========  ==========  ==========   ==========   ===========
      Producing wells................           3           3           3           1             10
                                       ==========  ==========  ==========   ==========   ===========

------------

o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended March 31, 1999 and 1998 represent actual production for the periods November 1998 through January 1999 and November 1997 through January 1998, respectively.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o At March 31, 1999, the cost carryforward was $1.0 million of which $0.7 million primarily related to well completion costs on the Brazos A-7 No. 5 and other unrecovered capital costs and $0.3 million related to over distributions by Pioneer over the twelve months ending December 31, 1998.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Chase Bank of Texas, National Association is the successor name of Texas Commerce Bank National Association.)

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

                                          MESA OFFSHORE TRUST

                                                    CHASE BANK OF TEXAS,
                                          By        NATIONAL ASSOCIATION
                                            ------------------------------------
                                                          TRUSTEE



                                          By        /s/  PETE FOSTER
                                            ------------------------------------
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  May 12, 1999

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.