Form 10-Q
period 1999-06-30
MESA OFFSHORE TRUST
filed 1999-08-12
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ________________ TO _________________


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

     As of August 10, 1999 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
Royalty income.......................  $  2,288,525  $    440,956  $  2,288,525  $  1,135,274
Interest income......................        29,279        27,824        48,427        55,581
General and administrative expense...      (358,955)     (144,574)     (378,103)     (206,990)
                                       ------------  ------------  ------------  ------------
     Distributable income............  $  1,958,849  $    324,206  $  1,958,849  $    983,865
                                       ============  ============  ============  ============
     Distributable income per unit...  $      .0272  $      .0045  $      .0272  $      .0137
                                       ============  ============  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                           JUNE 30,        DECEMBER 31,
                                             1999              1998
                                       ----------------  ----------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......  $      3,929,570  $      1,836,398
Interest receivable..................            29,279            23,102
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,865,839)     (380,848,599)
                                       ----------------  ----------------
                                       $      3,998,010  $      1,915,901
                                       ================  ================

    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      2,000,000  $      1,859,500
Distributions payable................         1,958,849         --
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........            39,161            56,401
                                       ----------------  ----------------
                                       $      3,998,010  $      1,915,901
                                       ================  ================

  (The accompanying notes are an integral part of these financial statements.)

                               MESA OFFSHORE TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                       ---------------------------  ---------------------------
                                           1999           1998          1999           1998
                                       -------------  ------------  -------------  ------------
Trust corpus, beginning of period....  $      56,401  $    168,742  $      56,401  $    248,200
Distributable income.................      1,958,849       324,206      1,958,849       983,865
Distributions to unitholders.........     (1,958,849)     (324,206)    (1,958,849)     (983,865)
Amortization of net overriding
  royalty interest...................        (17,240)      (50,463)       (17,240)     (129,921)
                                       -------------  ------------  -------------  ------------
Trust corpus, end of period..........  $      39,161  $    118,279  $      39,161  $    118,279
                                       =============  ============  =============  ============

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

STATUS OF THE TRUST

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 1998 reserve report prepared for the Partnership (see the Trust's 1998 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2000 could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $5.2 million while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2000 or thereafter will be above the Termination Threshold.

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

          (d) Amortization of the net overriding royalty interest, which is calculated on the basis of current royalty income in relation to estimated future royalty income, is charged directly to trust corpus since such amount does not affect distributable income; and

          (e) Distributions payable are determined on a monthly basis and are payable to unitholders of record as of the last business day of each month or such any other day as the Trustee determines is required to comply with legal or stock exchange requirements. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the date of distribution.

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

NOTE 3 -- RELEASE OF MMS ROYALTY RESERVE

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the Mineral Management Service ("MMS"). The claims by the MMS included, among other things, disputed transportation allowances attributable to the Trust's South Marsh Island properties and payments received by PNR from purchasers as settlements under gas purchase contracts. During 1998, PNR settled all known claims with the MMS for $3.6 million ($3.2 million net to the Trust) which significantly reduced the amount in the reserve. The balance of the reserve, including accrued interest, was approximately $3.4 million ($3.1 million net to the Trust). In May 1999, PNR determined that this reserve was no longer necessary. Approximately $3.1 million was released to the Trust, subject to the recovery of an approximate $1.0 million cost carryforward, and included, net of amounts used to replenish the reserve for Trust expenses, in the second quarter of 1999 distribution.

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

     As of June 30, 1999, PNR estimates that the assessment phase is approximately 99% complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     The completion of the assessment phase of PNR's Year 2000 project has been delayed by limited responses received on inquiries made of third party business partners, customers and suppliers.

     As of June 30, 1999, PNR estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain applications and hardware systems. The remediation of non-information technology is expected to be completed by October 1999. PNR's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by the end of November 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

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

     In the assessment phase of PNR's Year 2000 project, contingency plans were designed to mitigate the exposure to mission critical information technology systems, such as oil and gas sales receipts; vendor and royalty cash distributions; debt compliance; accounting; and, employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

FINANCIAL REVIEW

     During the second quarter of 1999, the Trust had distributable income of $1,958,849, representing $.0272 per unit, as compared to $324,206, representing $.0045 per unit in the second quarter of 1998. The per unit amounts of distributable income for the second quarter of 1999 and 1998 were earned by month as follows:

                                         1999       1998
                                       ---------  ---------
April................................  $  --      $   .0036
May..................................      .0270      .0008
June.................................      .0002      .0001
                                       ---------  ---------
                                       $   .0272  $   .0045
                                       =========  =========

     Royalty income increased to $2,288,525 in the second quarter of 1999 as compared to $440,956 in the second quarter of 1998. The increase in Royalty income is primarily due to the release of amounts previously withheld by Pioneer relating to potential liabilities for royalty claims of approximately $3.1 million ($2.1 million net of deficit). See "Operational Review." However, excluding this one-time payment from Pioneer, royalty income would have decreased as compared to second quarter 1998. This is due to substantially lower production volumes on South Marsh Island blocks 155 and 156 and West Delta blocks 61 and 62 and decreased prices for crude oil, condensate and natural gas liquids in the second quarter of 1999 when compared to the corresponding 1998 period.

     Production volumes for natural gas decreased to 186,466 Mcf in the second quarter of 1999 from 331,591 Mcf in the second quarter of 1998. The average price received for natural gas was $1.58 per Mcf in the second quarter of 1999 compared to $2.21 per Mcf in the second quarter of 1998.

     Crude oil, condensate and natural gas liquids production decreased to 2,212 barrels in the second quarter of 1999 from 15,357 barrels in the second quarter of 1998. The average price received for crude oil, condensate and natural gas liquids was $9.34 per barrel in the second quarter of 1999, compared to $12.84 per barrel in the second quarter of 1998.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production for both the six months and the quarter ended June 30, 1999 when compared to the comparable periods of 1998 are primarily attributable to natural production declines on South Marsh Island blocks 155 and 156 and West Delta 61 and 62 blocks.

     For the six months ended June 30, 1999, natural gas production volumes decreased to 462,586 Mcf from 805,665 Mcf for the six months ended June 30, 1998. Crude oil, condensate and natural gas liquids production volumes decreased to 8,002 barrels in the first six months of 1999 as compared to 24,440 barrels in the first six months of 1998.

OPERATIONAL REVIEW

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the Mineral Management Service ("MMS"). The claims by the MMS included, among other things, disputed transportation allowances attributable to the Trust's South Marsh Island properties and payments received by PNR from purchasers as settlements under gas purchase contracts. During 1998, PNR settled all known claims with the MMS for $3.6 million ($3.2 million net to the Trust) which significantly reduced the amount in the reserve. The balance of the reserve, including accrued interest, was approximately $3.4 million ($3.1 million net to the Trust). In May 1999, PNR determined that this reserve was no longer necessary. Approximately $3.1 million was released to the Trust, subject to the recovery of an approximate $1.0 million cost carryforward, and included, net of amounts used to replenish the reserve for Trust expenses, in the second quarter of 1999 distribution.

     PNR has advised the Trust that during the second quarter of 1999 its offshore gas production was marketed under short term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 1999 were lower than spot market prices in the second quarter of 1998.

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

     The Brazos A-39 block experienced a decrease in natural gas production in the second quarter of 1999 as compared to the second quarter of 1998 primarily due to natural production decline. The Brazos A-7 block experienced a decrease in production due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. During the fourth quarter of 1998, PNR incurred $7.35 million ($661,000 net to the Trust) of completion costs for the Brazos A-7 No. 5 well. As of June 30, 1999, the cost carryforward resulting from the completion costs on the Brazos A-7 No. 5 well, other capital expenditures and over distributions by PNR were recovered. The No. 5 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 10 MMcf per day.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the second quarter of 1999 as compared to the second quarter of 1998, primarily due to the cessation of production from the A-19 well in late 1998 and natural production decline. This block is currently not producing, but a workover was performed in May 1999 to attempt to restore production. The workover was not successful and PNR is currently exploring several alternatives to attempt to restore production. A plan should be completed in the second half of 1999. In 1998, PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced a decrease in oil and in natural gas production in the second quarter of 1999 as compared to the second quarter of 1998 primarily due to the cessation of production of PNR operated wells. These wells are currently uneconomic to produce. In portions of West Delta block 62, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta block 61, PNR farmed out portions of the block to another operator, retaining a 10% (9% net to the Trust) overriding royalty interest. A new well was drilled in the third quarter of 1998 which encountered 320 net feet of pay in eight Miocene sands below a true vertical depth of 7,500 feet. In the fourth quarter of 1998, the operator drilled one development well and one exploratory well. The development well encountered 250 net feet of pay in seven Miocene sands. The operator has elected to set a four-pile platform, and production began in the second quarter of 1999. The exploratory well tested a new fault block which was determined to be non-commercial. The exploratory well was subsequently plugged in the first quarter of 1999. The Trust will receive an 11.25% overriding royalty interest in these wells. Division orders have been signed and the Trust should begin receiving revenues from these new wells in the third quarter of 1999.

     Matagorda Island 624 oil and natural gas production decreased in the second quarter of 1999 as compared to the second quarter of 1998, primarily due to natural production decline. Gross producing rate of the block was approximately
1.1 MMcf of gas and 23 barrels of condensate per day as of August 1999.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period or (2) a vote by the unitholders in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1998 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee. Amounts paid to the Trustee as compensation were $128,000, $173,000 and $123,000 for the years 1998, 1997, and 1996, respectively.

     The December 31, 1998, reserve report prepared for the Partnership (see the Trust's 1998 Annual Report on Form 10-K) indicates that 95% of future net revenues will be received by the Trust during the next four years. As such, it is possible, depending on the timing of future production, market conditions, the success of future drilling activities, if any, and other matters, that in 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2000 will be above the Termination Threshold.

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

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest:

                                                     SOUTH
                                        BRAZOS       MARSH        WEST
                                        A-7 AND    ISLAND 155   DELTA 61    MATAGORDA
                                         A-39       AND 156      AND 62     ISLAND 624      TOTAL
                                       ---------  -----------  ----------   ----------   -----------
THREE MONTHS ENDED JUNE 30, 1999:
    Ninety percent of gross
      proceeds.......................  $ 228,808  $   (10,210) $   --        $ 96,248    $   314,846
    Release of MMS royalty reserve...     --        2,116,594      --          --        $ 2,116,594
    Less ninety percent of --
      Operating expenditures.........    (73,857)      26,966     (73,340)     12,119       (108,112)
      Capital costs recovered........       (420)     --           --            (858)        (1,278)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................     --          (33,296)     --          --            (33,296)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds.....................  $ 154,531  $ 2,100,054  $  (73,340)   $107,509    $ 2,288,754
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $ 2,288,525
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        346          758      --           1,108          2,212
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $   11.07  $      6.67  $   --        $  10.64    $      9.34
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    135,804      --           --          50,662        186,466
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    1.66  $   --       $   --        $   1.67    $      1.58
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          4            2           3           1             10
THREE MONTHS ENDED JUNE 30, 1998:
    Ninety percent of gross
      proceeds.......................  $ 255,981  $   399,775  $  105,088    $168,446    $   929,290
    Less ninety percent of --
      Operating expenditures.........    (67,478)    (193,294)   (178,471)    (28,245)      (467,488)
      Capital costs recovered........     --          --           --            (802)          (802)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................    (11,727)      (1,500)     (5,848)       (925)       (20,000)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $ 176,776  $   204,981  $  (79,231)   $138,474    $   441,000
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   440,956
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        153       13,758      --           1,446         15,357
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $   12.11  $     12.86  $   --        $  12.77    $     12.84
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    117,251       98,517      43,814      72,009        331,591
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    2.17  $      2.26  $     2.40    $   2.08    $      2.21
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          3            3           3           1             10

------------

o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended June 30, 1999 and 1998 represent actual production for the periods February 1999 through April 1999 and February 1998 through April 1998, respectively.

o Gross proceeds for South Marsh Island 155 and 156 for the three months ended June 30, 1999 include certain prior period adjustments.

o The release of MMS royalty reserve at June 30, 1999 represents the cost carryforward of $1.0 million, of which $0.7 million primarily related to well completion costs on the Brazos A-7 No. 5 and other unrecovered capital costs, and $0.3 million related to over distributions by Pioneer over the twelve months ending December 31, 1998, netted against the payment of amounts previously withheld by Pioneer relating to potential liabilities for royalty claims of $3.1 million.

o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

                                                       SOUTH
                                         BRAZOS        MARSH         WEST       MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                          A-39        AND 156       AND 62         624         TOTAL
                                        ---------    ----------   -----------   ---------   -----------
SIX MONTHS ENDED JUNE 30, 1999:
    Ninety percent of gross
      proceeds.......................   $ 630,203    $   63,603   $    (6,900)  $ 163,660   $   850,566
    Release of MMS royalty reserve...      --         2,116,594       --           --         2,116,594
    Less ninety percent of --
      Operating expenditures.........    (187,995)     (139,203)     (251,097)    (37,296)     (615,591)
      Capital costs recovered........      (3,894)       --           --           (5,625)       (9,519)
      Accrual for future abandonment
        costs........................     (11,727)      (34,796)       (5,848)       (925)      (53,296)
                                        ---------    ----------   -----------   ---------   -----------
    Net proceeds.....................   $ 426,587    $2,006,198   $  (263,845)  $ 119,814   $ 2,288,754
                                        =========    ==========   ===========   =========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                       $ 2,288,525
                                                                                            ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         (24)        6,368       --            1,658         8,002
                                        =========    ==========   ===========   =========   ===========
      Average sales price per Bbl....   $  (27.78)   $    10.26   $   --        $   10.84   $     10.49
                                        =========    ==========   ===========   =========   ===========
      Natural gas (Mcf)..............     355,587        27,440        (3,039)     82,598       462,586
                                        =========    ==========   ===========   =========   ===========
      Average sales price per Mcf....   $    1.77    $    (0.06)  $      2.27   $    1.76   $      1.66
                                        =========    ==========   ===========   =========   ===========
    Producing wells..................           4             2             3           1            10

                                                       SOUTH
                                         BRAZOS        MARSH         WEST      MATAGORDA
                                         A-7 AND     ISLAND 155    DELTA 61     ISLAND
                                          A-39        AND 156       AND 62        624         TOTAL
                                        ---------    ----------   ----------   ---------   -----------
SIX MONTHS ENDED JUNE 30, 1998:
    Ninety percent of gross
      proceeds.......................   $ 557,803    $  725,015   $  455,209   $ 562,188   $ 2,300,215
    Less ninety percent of --
      Operating expenditures.........    (157,378)     (507,546)    (356,010)   (102,011)   (1,122,945)
      Capital costs recovered........      --            --           --          (1,883)       (1,883)
      Accrual for future abandonment
         costs.......................     (23,454)       (3,000)     (11,696)     (1,850)      (40,000)
                                        ---------    ----------   ----------   ---------   -----------
    Net proceeds (excess costs)......   $ 376,971    $  214,469   $   87,503   $ 456,444   $ 1,135,387
                                        =========    ==========   ==========   =========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                      $ 1,135,274
                                                                                           ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         433        20,252          594       3,161        24,440
                                        =========    ==========   ==========   =========   ===========
      Average sales price per Bbl....   $   13.71    $    14.17   $    15.51   $   14.80   $     14.28
                                        =========    ==========   ==========   =========   ===========
      Natural gas (Mcf)..............     233,776       182,941      172,719     216,229       805,665
                                        =========    ==========   ==========   =========   ===========
      Average sales price per Mcf....   $    2.36    $     2.39   $     2.58   $    2.38   $      2.42
                                        =========    ==========   ==========   =========   ===========
    Producing wells..................           3             3            3           1            10

------------

o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the six months ended June 30, 1999 and 1998 represent actual production for the periods November 1998 through April 1999, and November 1997 through April 1998 respectively.

o Gross proceeds for West Delta 61 and 62 for the six months ended June 30, 1999 include certain prior period adjustments.

o The release of MMS royalty reserve at June 30, 1999 represents the cost carryforward of $1.0 million, of which $0.7 million primarily related to well completion costs on the Brazos A-7 No. 5 and other unrecovered capital costs, and $0.3 million related to over distributions by Pioneer over the twelve months ending December 31, 1998, netted against the payment of amounts previously withheld by Pioneer relating to potential liabilities for royalty claims of $3.1 million.

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

                                                                                                 SEC FILE
                                                                                                    OR
                                                                                               REGISTRATION      EXHIBIT
                                                                                                  NUMBER         NUMBER
                                                                                               ------------      -------
       4(a)        *Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas
                    Commerce Bank National Association, as Trustee, dated December 15,
                    1982....................................................................      2-79673         10(gg)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa
                    Offshore Royalty Partnership, dated December 15, 1982...................      2-79673         10(hh)
       4(c)        *Partnership Agreement between Mesa Offshore Management Co. and Texas
                    Commerce Bank National Association, as Trustee, dated December 15,
                    1982....................................................................      2-79673         10(ii)
       4(d)        *Amendment to Partnership Agreement between Mesa Offshore Management Co.,
                    Texas Commerce Bank National Association, as Trustee, and Mesa Operating
                    Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K
                    for year ended December 31, 1992 of Mesa Offshore Trust)................       1-8432          4(d)
       4(e)        *Amendment to Partnership Agreement between Texas Commerce
                    Bank National Association, as Trustee and Mesa Operating
                    dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for
                    year ended December 31, 1993 of Mesa Offshore Trust)....................       1-8432          4(e)
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA OFFSHORE TRUST

                                                 CHASE BANK OF TEXAS,
                                          By     NATIONAL ASSOCIATION
                                                       TRUSTEE


                                          By     /s/ PETE FOSTER
                                                     PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                      OFFICER

Date:  August 10, 1999

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.