Form 10-Q
period 1999-09-30
MESA OFFSHORE TRUST
filed 1999-11-12
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of November 12, 1999 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                       ----------------------  --------------------------
                                          1999        1998         1999          1998
                                       ----------  ----------  ------------  ------------
Royalty income.......................  $  588,131  $  535,215  $  2,876,656  $  1,670,489
Interest income......................      23,872      42,747        72,299        98,328
General and administrative expense...     (41,323)    (74,688)     (419,426)     (281,678)
                                       ----------  ----------  ------------  ------------
     Distributable income............  $  570,680  $  503,274  $  2,529,529  $  1,487,139
                                       ==========  ==========  ============  ============
     Distributable income per unit...  $    .0079  $    .0070  $      .0351  $      .0207
                                       ==========  ==========  ============  ============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                        SEPTEMBER 30,      DECEMBER 31,
                                             1999              1998
                                       ----------------  ----------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......  $      2,455,079  $      1,836,398
Interest receivable..................            23,872            23,102
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,868,692)     (380,848,599)
                                       ----------------  ----------------
                                       $      2,515,259  $      1,915,901
                                       ================  ================
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      1,908,271  $      1,859,500
Distributions payable................           570,680         --
Trust corpus (71,980,216 units of
  beneficial interest
  authorized and outstanding)........            36,308            56,401
                                       ----------------  ----------------
                                       $      2,515,259  $      1,915,901
                                       ================  ================

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                       --------------------------  ------------------------------
                                           1999          1998           1999            1998
                                       ------------  ------------  --------------  --------------
Trust corpus, beginning of period....  $     39,161  $    118,279  $       56,401  $      248,200
     Distributable income............       570,680       503,274       2,529,529       1,487,139
     Distributions to unitholders....      (570,680)     (503,274)     (2,529,529)     (1,487,139)
     Amortization of net overriding
       royalty interest..............        (2,853)      (61,251)        (20,093)       (191,172)
                                       ------------  ------------  --------------  --------------
Trust corpus, end of period..........  $     36,308  $     57,028  $       36,308  $       57,028
                                       ============  ============  ==============  ==============

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

STATUS OF THE TRUST

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 1998 reserve report prepared for the Partnership (see the Trust's 1998 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2000 could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $5.2 million (which excludes the $2.1 million of royalty income resulting from the release of the MMS royalty reserve discussed below) while the Termination Threshold for 1998 was approximately $1.4 million. It is therefore possible (depending on the timing of future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2000 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2000 or thereafter will be above the Termination Threshold.

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

STATUS OF POTENTIAL SALE OF TRUST PROPERTIES

     On April 15, 1999, PNR announced the termination of the transaction contemplated by the April 1, 1999 Purchase and Sales Agreement between PNR and Costilla Energy, Inc. providing for the sale of certain oil and gas properties to Costilla. Included with the properties to be sold were PNR's interest in all of the Royalty properties. PNR has executed a contingency plan to remarket these properties. If such a sale is consummated, the Trust has been advised that there should be no significant impact on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

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

     As of September 30, 1999, the assessment phase of PNR's Year 2000 project is complete on a worldwide basis and has included, among other procedures, (1) the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems; (2) the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment; (3) the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on PNR and its Year 2000 problem; (4) the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into PNR's systems and business processes; and, (5) the formulation of contingency plans for mission-critical information technology systems.

     As of September 30, 1999, PNR estimates that the remedial phase is approximately 98% complete, on a worldwide basis, subject to the continuing evaluations of the responses from third party inquiries and the testing phase. The remedial phase has included the upgrade and/or replacement of certain applications and hardware systems. The remediation of non-information technology was completed in October 1999. PNR's Year 2000 remedial actions have not delayed other information technology projects or upgrades. The testing phase of PNR's Year 2000 project is expected to be completed by the end of November 1999. None of PNR's costs related to the Year 2000 are passed through to the Trust.

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

     The Trustee has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, the Trustee intends to have such systems and applications capable of processing, on and after January 1, 2000 date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee. Third parties that the Trust conducts business with could be prone to Year 2000 problems that could not be assessed or detected by the Trust. The Trust is contacting the major third parties to determine whether they will be able to resolve, in a timely manner, any Year 2000 problems directly affecting the Trust and to inform them of the Trust's internal assessment of its Year 2000 review.

     Information above with respect to PNR is based upon information provided by PNR to the Trustee for use in this Form 10-Q.

FINANCIAL REVIEW

     During the third quarter of 1999, the Trust had distributable income of $570,680, representing $.0079 per unit, as compared to $503,274, representing $.0070 per unit in the second quarter of 1998. The per unit amounts of distributable income for the second quarter of 1999 and 1998 were earned by month as follows:

                                         1999       1998
                                       ---------  ---------
      July...........................  $  --      $   .0010
      August.........................     --          .0019
      September......................      .0079      .0041
                                       ---------  ---------
                                       $   .0079  $   .0070
                                       =========  =========

     Royalty income increased to $588,131 in the third quarter of 1999 as compared to $535,215 in the third quarter of 1998. The increase in Royalty income is primarily due to the increase in natural gas production from West Delta 61 and 62. See "Operational Review." The Trust will not make any additional distributions until it has recouped approximately $92,000 of expenses paid from its reserve for Trust expenses.

     Production volumes for natural gas increased to 392,036 Mcf in the third quarter of 1999 from 359,001 Mcf in the third quarter of 1998 primarily as a result of increased production on West Delta 61 and 62 and Brazos A-7 and A-39 partially offset by a decrease in production on South Marsh Island 155 and 156. The average price received for natural gas was $2.22 per Mcf in the third quarter of 1999 compared to $2.21 per Mcf in the third quarter of 1998.

     Crude oil, condensate and natural gas liquids production decreased to 10,028 barrels in the third quarter of 1999 from 25,153 barrels in the third quarter of 1998. The average price received for crude oil, condensate and natural gas liquids was $16.09 per barrel in the third quarter of 1999, compared to $12.00 per barrel in the third quarter of 1998.

     The decrease in natural gas and crude oil, condensate and natural gas liquids production for the nine months ended September 30, 1999 when compared to the comparable periods of 1998 is primarily attributable to the cessation of production from the South Marsh Island blocks 155 and 156 in the fourth quarter of 1998.

     For the nine months ended September 30, 1999, natural gas production volumes decreased to 854,621 Mcf from 1,164,666 Mcf for the nine months ended September 30, 1998. Crude oil, condensate and natural gas liquids production volumes decreased to 18,030 barrels in the first nine months of 1999 as compared to 49,593 barrels in the first nine months of 1998.

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

     PNR has advised the Trust that during the third quarter of 1999 its offshore gas production was marketed under short term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 1999 were lower than spot market prices in the third quarter of 1998.

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

     The Brazos A-7 and A-39 block experienced an increase in production due to new production from a farmout agreement. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. During the fourth quarter of 1998, PNR incurred $7.35 million ($661,000 net to the Trust) of completion costs for the Brazos A-7 No. 5 well. As of June 30, 1999, the cost carryforward resulting from the completion costs on the Brazos A-7 No. 5 well, other capital expenditures and over distributions by PNR were recovered. The No. 5 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 10 MMcf per day.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in the third quarter of 1999 as compared to the third quarter of 1998, primarily due to the cessation of production from the A-19 well in late 1998. This block is currently not producing, but a workover was performed in May 1999 to attempt to restore production. The workover was not successful and PNR is currently exploring several alternatives to attempt to restore production. A plan should be completed in the fourth quarter of 1999. In 1998, PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling.

     The West Delta 61 and 62 blocks experienced an increase in oil and in natural gas production in the third quarter of 1999 as compared to the third quarter of 1998 primarily due to new production from farmout agreements. In portions of West Delta block 61, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta block 62, PNR farmed out portions of the block to another operator, retaining a 10% (9% net to the Trust) overriding royalty interest. A new well was drilled in the third quarter of 1998 which encountered 320 net feet of pay in eight Miocene sands below a true vertical depth of 7,500 feet. In the fourth quarter of 1998, the operator drilled one development well and one exploratory well. The development well encountered 250 net feet of pay in seven Miocene sands. The operator has elected to set a four-pile platform, and production began in the second quarter of 1999. The exploratory well tested a new fault block which was determined to be non-commercial. The exploratory well was subsequently plugged in the first quarter of 1999. The Trust will receive an 11.25% overriding royalty interest in these wells. The Trust began receiving revenues from these new wells in the third quarter of 1999.

     Matagorda Island 624 oil and natural gas production decreased in the third quarter of 1999 as compared to the third quarter of 1998, primarily due to natural production decline. Gross producing rate of the block was approximately
 .85 MMcf of gas and 10 barrels of condensate per day as of September 1999.

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

     The following tables provide summaries of the calculations of the net proceeds attributable to the Partnership's royalty interests (unaudited):

                                                     SOUTH
                                        BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND   ISLAND 155    DELTA 61      ISLAND
                                         A-39       AND 156      AND 62        624          TOTAL
                                       ---------  -----------  ----------   ----------   -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1999:
    Ninety percent of gross
      proceeds.......................  $ 321,079  $    11,081  $  623,737    $ 76,797    $ 1,032,694
    Less ninety percent of --
      Operating expenditures.........   (103,601)    (139,267)    (64,680)    (75,293)      (382,841)
      Capital costs recovered........       (205)     (61,458)     --          --            (61,663)
      Accrual for future abandonment
         costs.......................     --          --           --          --            --
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $ 217,273  $  (189,644) $  559,057    $  1,504    $   588,190
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   588,131
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        326        1,151       8,191         360         10,028
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $   14.40  $     14.69  $    16.41    $  14.83    $     16.09
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    151,452           70     200,756      39,758        392,036
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    2.09  $   --       $     2.44    $   1.80    $      2.22
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          4      --                3           1              8

                                                     SOUTH
                                        BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND   ISLAND 155    DELTA 61      ISLAND
                                         A-39       AND 156      AND 62        624          TOTAL
                                       ---------  -----------  ----------   ----------   -----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1998:
    Ninety percent of gross
      proceeds.......................  $ 242,529  $   697,366  $   (2,509)   $158,565    $ 1,095,951
    Less ninety percent of --
      Operating expenditures.........    (78,729)    (281,960)   (144,102)    (35,891)      (540,682)
      Capital costs recovered........     --          --           --          --            --
      Accrual for future abandonment
         costs.......................    (11,727)      (1,500)     (5,848)       (925)       (20,000)
                                       ---------  -----------  ----------   ----------   -----------
    Net proceeds (excess costs)......  $ 152,073  $   413,906  $ (152,459)   $121,749    $   535,269
                                       =========  ===========  ==========   ==========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $   535,215
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        127       23,391      --           1,635         25,153
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Bbl....  $    9.53  $     11.11  $   --        $  24.87    $     12.00
                                       =========  ===========  ==========   ==========   ===========
      Natural gas (Mcf)..............    110,908      186,887      (2,613)     63,819        359,001
                                       =========  ===========  ==========   ==========   ===========
      Average sales price per Mcf....  $    2.18  $      2.34  $      .96    $   1.85    $      2.21
                                       =========  ===========  ==========   ==========   ===========
    Producing wells..................          3            3           3           1             10

------------

o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended September 30, 1999 and 1998 represent actual production for the periods May 1999 through July 1999 and May 1998 through July 1998, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o West Delta 61 and 62 have ceased production since the second quarter of 1998. However, operating expenses were still being incurred for maintenance procedures. In the third quarter 1999, the Trust began receiving revenues from new wells.

o PNR advised the Trust during second quarter of 1999 that no additional future abandonment costs will be withheld from the Trust based on its current estimates of future abandonment costs for the Trust properties.

                                                      SOUTH
                                         BRAZOS       MARSH        WEST      MATAGORDA
                                        A-7 AND     ISLAND 155   DELTA 61     ISLAND
                                          A-39       AND 156      AND 62        624         TOTAL
                                        --------    ----------   ---------   ---------   -----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1999:
    Ninety percent of gross
      proceeds.......................   $951,282    $   74,684   $ 616,837   $ 240,457   $ 1,883,260
    Release of MMS royalty reserve...      --        2,116,594      --          --         2,116,594
    Less ninety percent of --
      Operating expenditures.........   (291,596)     (278,470)   (315,777)   (112,589)     (998,432)
      Capital costs recovered........     (4,099)      (61,458)     --          (5,625)      (71,182)
      Accrual for future abandonment
      costs..........................    (11,727)      (34,796)     (5,848)       (925)      (53,296)
                                        --------    ----------   ---------   ---------   -----------
    Net proceeds (excess costs)......   $643,860    $1,816,554   $ 295,212   $ 121,318   $ 2,876,944
                                        ========    ==========   =========   =========   ===========
    Trust share of net proceeds
      (99.99%).......................                                                    $ 2,876,656
                                                                                         ===========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................        302         7,519       8,191       2,018        18,030
                                        ========    ==========   =========   =========   ===========
      Average sales price per Bbl....   $  17.85    $    10.94   $   16.41   $   11.55   $     13.60
                                        ========    ==========   =========   =========   ===========
      Natural gas (Mcf)..............    507,039        27,510     197,717     122,356       854,622
                                        ========    ==========   =========   =========   ===========
      Average sales price per Mcf....   $   1.87    $    (0.27)  $    2.44   $    1.77   $      1.92
                                        ========    ==========   =========   =========   ===========
    Producing wells..................

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

------------
o   The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the nine months ended September 30, 1999 and 1998 represent actual production for the periods November 1998 through July 1999, and November 1997 through July 1998, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o West Delta 61 and 62 have ceased production since the second quarter of 1998. However, operating expenses were being incurred for maintenance procedures. In the third quarter 1999, the Trust began receiving revenues from new wells.

o The release of MMS royalty reserve included in the nine months ended September 30, 1999 relates to a refund by PNR to the Trust of $3.1 million after settling all known disputes with the MMS involving Trust properties, reduced by the cost carryforward of $1.0 million that existed at the time of the refund (see "Operational Review" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations").

o PNR advised the Trust during second quarter of 1999 that no additional future abandonment costs will be withheld from the Trust based on its current estimates of future abandonment costs for the Trust properties.

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

                                          MESA OFFSHORE TRUST

                                                 CHASE BANK OF TEXAS,
                                          By     NATIONAL ASSOCIATION
                                             ---------------------------------
                                                 TRUSTEE

                                          By /s/ PETE FOSTER
                                             ---------------------------------
                                                 Pete Foster
                                                 SENIOR VICE PRESIDENT & TRUST
                                                 OFFICER

Date:  November 12, 1999

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.