Form 10-K405
period 1999-12-31
MESA OFFSHORE TRUST
filed 2000-03-27
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-800-852-1422

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                            WHICH REGISTERED
    UNITS OF BENEFICIAL INTEREST                         PACIFIC EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 24, 2000, of $0.1094 was approximately $7,872,836.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 24, 2000, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

     Documents Incorporated By Reference: None.

================================================================================

                               TABLE OF CONTENTS
                                     PART I

                                                                                                              PAGE
Item  1.   Business........................................................................................     1
                                                                                                                1
           Description of the Trust........................................................................
                                                                                                                2
           Description of the Units........................................................................
                                                                                                                5
           Termination of the Trust........................................................................
                                                                                                                6
           Description of Royalty Properties...............................................................
                                                                                                               12
           Contracts.......................................................................................
                                                                                                               13
           Regulation and Prices...........................................................................
Item  2.   Properties......................................................................................    15
Item  3.   Legal Proceedings...............................................................................    15
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    15

                                    PART II

Item  5.   Market for the Registrant's Common Equity and Related Unitholder Matters........................    16
Item  6.   Selected Financial Data.........................................................................    16
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of                          16
             Operations....................................................................................
                                                                                                               19
           Net Proceeds, Production and Average Prices (Unaudited).........................................
Item  8.   Financial Statements and Supplementary Data.....................................................    20
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial                           29
             Disclosure....................................................................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................    29
Item 11.   Executive Compensation..........................................................................    29
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    29
Item 13.   Certain Relationships and Related Transactions..................................................    29

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    29
SIGNATURES.................................................................................................    31

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

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

     The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, Chase Bank of Texas National Association (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 1-800-852-1422.

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

     The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing;
(4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were $132,000, 128,000 and $173,000, for the years 1999, 1998 and 1997, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

     Under the instrument conveying the Royalty to the Partnership (the "Conveyance"), the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the minerals as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 6 of this Form 10-K. The Conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross
Proceeds, as hereinafter defined, received by PNR during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by PNR from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by PNR in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. PNR, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between PNR and any purchaser as to the correct sale price for any production, amounts received by PNR and promptly deposited by it with an escrow agent are not considered as having been received by PNR and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to PNR by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts PNR is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by PNR as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, PNR is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

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

     The discussions of terms of the Trust Indenture, the Partnership Agreement and the Conveyance contained herein are qualified in their entirety by reference to the Trust Indenture, the Partnership Agreement and the Conveyance themselves, which are exhibits to this Form 10-K and are available upon request from the Trustee.

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

     Generally, prior to the Revenue Reconciliation Act of 1990, the transferee of an oil and gas property could not claim percentage depletion with respect to production from such property if it was "proved" at the time of the transfer. This rule is not applicable in the case of transfers of properties after October 11, 1990. Thus, eligible unitholders that acquired units after that date are entitled to claim an allowance for percentage depletion with respect to Royalty income attributable to these units to the extent that this allowance exceeds cost depletion as computed for the relevant period.

  BACKUP WITHHOLDING

     Distributions from the Trust are generally subject to backup withholding at a rate of 31% of such distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number ("TIN") or the IRS notifies the Trust that the TIN provided by a unitholder is incorrect.

  SALE OF UNITS

     Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. This gain or loss would be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss, if that unit was held by the unitholder as a capital asset.

  FOREIGN UNITHOLDERS

     In general, a unitholder who is a nonresident alien individual or which is a foreign corporation (each, a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making this election a unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim these deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually).

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

                            TERMINATION OF THE TRUST

     As discussed above under "Description of the Trust", the terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than the Termination Threshold or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see pages 12 and 13 of this Form 10-K and
Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

     The December 31, 1999 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $4.8 million, while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 1999

                                                                         PRODUCING WELLS(1)
                                                             ------------------------------------------
                                         PRODUCING ACRES            GROSS                  NET
                                       --------------------  --------------------  --------------------
              PROPERTY                   GROSS     NET(2)       OIL        GAS        OIL        GAS
-------------------------------------  ---------  ---------     ---        ---        ---        ---
Offshore Louisiana--
  South Marsh
     Island 155......................      5,000      2,625         --         --         --         --
  South Marsh
     Island 156......................      5,000      2,625         --          1         --         .6
  West Delta 61......................      5,000      3,750         --          2         --         .2
  West Delta 62......................      5,000      3,750         --          1         --         .1
Offshore Texas--
  Brazos A-7.........................      5,760      2,160         --          2         --         .8
  Brazos A-39........................      5,760      2,160         --          1         --         .4
  Matagorda
     Island 624......................      5,617      1,369         --          1         --         .3
                                       ---------  ---------        ---        ---        ---        ---
           Total.....................     37,137     18,439          0          8          0        2.4
                                       =========  =========        ===        ===        ===        ===

------------

(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 1999, see "Net Proceeds, Production and Average Prices" on page 20 of this Form 10-K.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

RESERVES

     A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 1999, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 7, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

March 20, 2000



MESA Offshore Trust
Chase Bank of Texas, N.A. (as Trustee)
Chase Tower, Suite 1150
600 Travis Street
Houston TX 77002

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 1999, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership," a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in ten Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The ten offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties." Three of these leases have been abandoned; reserves of the remaining seven leases are reported herein.

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

The development status shown herein represents the status applicable as of December 31, 1999. Data available from wells drilled on the appraised properties through December 31, 1999 was used in estimating gross ultimate recovery. Gross production estimated to December 31, 1999, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 1999 since production data for these properties was not available throughout 1999.

The reserve volumes and revenue values shown in this report for Partnership Interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership Interest and the retained Pioneer Interest in the Subject Properties (Combined Interest). Net reserves

MESA Offshore Trust
March 20, 2000
Page 2


attributable to the Partnership Interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. Therefore, the estimated net reserves attributable to the Partnership Interest will vary if different future price and cost assumptions are used. While estimates of reserves attributable to the Trust are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves between the working interest owners and the Trust. The net profits overriding royalty interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Trust. The quantities of reserves attributable to the Trust will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Trust Properties. Therefore, the estimates of reserves set forth in the Reserve Reports are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

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

Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 1999, are as follows:

                  TOTAL, PROVED RESERVES:
                       Natural Gas (Mcf) .......    1,404,378
                       Oil and Condensate (bbl)        77,966
                       Natural Gas Liquids (bbl)            0

                  PROVED DEVELOPED RESERVES
                       Natural Gas (Mcf) .......    1,041,961
                       Oil and Condensate (bbl)        64,424
                       Natural Gas Liquids (bbl)            0

MESA Offshore Trust
March 20, 2000
Page 3



Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. The deficit balance as of December 31, 1999 was $0.

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

      o Operating and Capital Costs - Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 1999 values and were not adjusted for inflation.

A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 1999 is as follows:

MESA Offshore Trust
March 20, 2000
Page 4



COMBINED INTEREST:
      Future Gross Revenue ($) .......................      7,084,909
      Production and Ad Valorem Taxes ($) ............              0
      Operating Costs ($) ............................     (1,766,644)
      Capital Costs ($)(1) ...........................    (10,497,250)
      Future Net Revenue ($) .........................     (5,178,985)

      Accrued Revenue for Abandonment Costs ($) ......     10,025,087
      Future Accrued Revenue for Abandonment Costs ($)        455,912
      Cumulative Net Profits Deficit @ 12/31/99 ......              0
      Revenue Subject to Net Profits Interest ($) ....      5,302,014


PARTNERSHIP INTEREST:
      Future Net Revenue ($)(2) ......................      4,771,813
      Present Worth at 10 Percent ($) ................      4,246,971

      (1) Includes abandonment costs.

      (2) Future income tax expenses were not taken into account in the preparation of these estimates.

The information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the Financial Accounting Standards Board and Rules 4-10(a)(l)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the Securities and Exchange Commission; provided, however, future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein.

To the extent the above enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of this report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.






Submitted,



/s/ JOHN PETERS

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

     Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 1999. These prices (having a weighted average of $24.80 per barrel and $2.02 per Mcf as of December 31, 1999) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 1999 was $2.09 per Mcf, representing a combination of contract prices and spot market prices while the average price of crude oil, condensate and natural gas liquids was $15.14.

     The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 1999. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in such estimates.

                    PROPERTY
------------------------------------------------
South Marsh Island 155/156......................           1-2 years
West Delta 61/62................................           6-7 years
Brazos A-7......................................           3-4 years
Brazos A-39.....................................           1-2 years
Matagorda Island 624............................           2-3 years

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

     PNR has advised the Trust that there have been no events subsequent to December 31, 1999 that have caused a significant change in the estimated proved reserves referred to in the Reserve Report.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

     Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

ASSETS

     Reference is made to Item 6 of this Form 10-K for information relating to the assets of the Trust.

                                   CONTRACTS

     GENERAL. PNR has advised the Trust that during 1999 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 1999 were generally lower than spot market prices in 1998. Information regarding recent prices received for production from the Royalty Properties is provided below.

          BRAZOS A-7 AND A-39. In March 2000, most of the gas from this property was being sold to H&N, Limited at an average price of $2.56 per MMBtu.

          WEST DELTA 61 AND 62. In March 2000, most of the gas from this property was being sold to H&N, Limited at an average price of $2.56 per MMBtu.

          MATAGORDA ISLAND 624. In March 2000, most of the gas from this property was being sold to H&N, Limited at an average price of $2.58 per MMBtu.

MARKET FOR NATURAL GAS

     The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the past decade has been affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. The surplus of natural gas deliverability caused a general deterioration in gas prices. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 per Mcf in 1995. Annual wellhead prices generally increased from 1995 to $2.32 per MCF in 1997, decreased to $1.94 in 1998 and increased to an estimated $2.04 per Mcf in 1999, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy. Spot prices for domestic natural gas were negatively affected by warmer than normal weather in the winters of 1998-99 and 1999-2000.

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

     A PNR subsidiary owns a 100% interest in a pipeline which transports crude oil from South Marsh Island 155 and 156 to an underwater connection with Marathon Pipe Line Company's ("Marathon") pipeline on South Marsh Island 139.
In 1999, PNR charged $3.60 per barrel for transportation of crude oil from these properties, which included Marathon's currently posted tariff of $1.55 per barrel and the PNR subsidiary's tariff of $2.05 per barrel. Tariffs are subject to approval by the Federal Energy Regulatory Commission (the "FERC").

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

FERC REGULATION

     In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and OCSLA over new natural gas facilities and services on the OCS. Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. Requests for rehearing of Order No. 637 are pending before the FERC. Once the FERC has addressed the rehearing requests, the order may be subject to judicial review. As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

STATE REGULATION

     State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Some states have implemented more stringent legislation in recent years to regulate gathering rates charged by gas gathering companies, but to date the effect to PNR in connection with the Royalty Properties has been minimal.

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

     From time to time, federal and state environmental agencies propose regulations which could have a direct and material impact on PNR's operations. For example, under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996, (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service ("MMS") adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. Under this regulation, PNR is required to maintain $35 million in OSFR for its offshore facilities. PNR is maintaining its OSFR in this amount by insurance. Although the working interest owners have advised the Trust that current environmental regulation has had no material adverse effect on the working interest owners' present method of operations, the impact of the recently adopted regulatory changes, and of future environmental regulatory developments such as stricter environmental regulation and enforcement policies, cannot presently be quantified. By letter dated November 9, 1995, PNR was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that PNR may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. PNR executed a guaranty of abandonment liability (area wide) with the MMS on April 26, 1996, in satisfaction of these obligations.

     PNR has advised the Trust that it is not involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state, or local environmental protection laws and regulations which would have a material adverse effect on the Trust's financial position or results of operations.

PLATFORM ABANDONMENT AND REMOVAL

     PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR withholds from the Trust a reserve to cover these future abandonment and removal costs. See Note 7 in the Notes to Financial Statements for amounts withheld as of December 31, 1999 and amounts to be withheld in the future.

ITEM 2.  PROPERTIES.

     Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of unitholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

     The units of beneficial interest of Mesa Offshore Trust are traded on the Pacific Exchange -- ticker symbol MOS. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 1999 were as follows:

                                                            1999                                    1998
                                            -------------------------------------   -------------------------------------
                                                                    DISTRIBUTION                            DISTRIBUTION
                                              HIGH        LOW           PAID          HIGH        LOW           PAID
                                            ---------  ---------    -------------   ---------  ---------    -------------
First Quarter.............................  $    .047  $    .016       $--          $    .219  $    .156       $ .0091
Second Quarter............................  $    .125  $    .016       $ .0272      $    .188  $    .094       $ .0045
Third Quarter.............................  $    .109  $    .047       $ .0079      $    .125  $    .063       $ .0070
Fourth Quarter............................  $    .125  $    .016       $ .0059      $    .094  $    .031       $--

     At March 24, 2000, the 71,980,216 units outstanding were held by 14,180 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                       1999            1998            1997            1996           1995
                                  --------------  --------------  --------------  --------------  -------------
Royalty income..................  $    3,474,732  $    1,683,664  $    5,737,644  $       36,014  $   3,139,620
Distributable income............  $    2,952,611  $    1,487,139  $    4,900,814  $     --        $   2,803,862
Distributable income per unit...  $        .0410  $        .0206  $        .0681  $     --        $       .0390
Excess cost carryforward........  $     --        $   (1,109,013) $     --        $   (3,149,598) $    (138,514)
Total assets at year end........  $    2,455,718  $    1,915,901  $    3,274,532  $    2,602,742  $   3,103,451

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

  YEARS 1999 AND 1998

     Royalty income was $3,474,732 in 1999 as compared to $1,683,664 in 1998. The increase in Royalty income was primarily due to the release of amounts previously withheld by Pioneer relating to potential liabilities for royalty claims of approximately $3.1 million ($2.1 million net of cost carryforwards existing at the time). Excluding this one-time payment from Pioneer, Royalty income would have decreased in 1999 when compared to 1998 as a result of lower production volumes and the recoupment of $1.0 million of capital cost carryforwards existing at December 1998. See "Liquidity and Capital Resources". Distributable income increased to $2,952,611 ($.0410 per unit) in 1999 as compared to $1,487,139 ($.0206 per unit) distributable income in 1998. During 1999, the Trust recovered approximately $140,500 in administrative expenses paid from the Trust's reserve fund during the 1998 period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2.0 million.

     Production volumes for natural gas decreased to 1,123,321 Mcf in 1999 compared with 1,277,464 Mcf in 1998. The decrease was due primarily to the cessation of production from South Marsh Island 155 and 156 in the fourth quarter of 1999, and natural production decline on Matagorda Island 624 partially offset by increased production at Brazos A-7 and A-39 and West Delta 61 and 62 due to the successful farmouts. See "Operational Review". The average sale price received for natural gas in 1999 was $2.09 per Mcf as compared to $2.31 per Mcf in 1998.

     Crude oil, condensate and natural gas liquids production volumes decreased to 23,655 barrels in 1999 compared with 51,066 barrels in 1998 due to the cessation of production from South Marsh Island 155 and 156 in the fourth quarter of 1999. See "Operational Review.". The average sale price in 1999 for crude oil, condensate and natural gas liquids was $15.14 per barrel compared with $13.03 per barrel in 1998.

  YEARS 1998 AND 1997

     Royalty income decreased to $1,683,664 in 1998 as compared to $5,737,644 in 1997, primarily as a result of lower natural gas production and prices and the recovery of capital costs associated with completion costs on the Brazos A-7 No. B-1 (formerly named No. 5) well in the fourth quarter of 1998. During 1997, the Trust recovered approximately $460,000 in administrative expenses paid from the Trust's reserve fund during the 1996 period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2.0 million.

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

  GENERAL

     From inception of the Trust on December 1, 1982 through December 31, 1987, PNR, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, PNR spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. PNR spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995 and $21.9 million ($13.8 million net to the Trust) in 1996. PNR also spent $2.9 million ($1.8 million net to the Trust) in 1997, $7.5 million ($746,000 net to the Trust) in 1998 and $117,000 ($73,000 net to the Trust) in 1999. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. However, PNR is evaluating some potential exploration prospects on certain blocks owned in part by the Trust. Due to the limited financial capacity of the Trust, PNR will attempt to farm out the Trust's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

LIQUIDITY AND CAPITAL RESOURCES

     In accordance with the provisions of the Trust conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the unitholders.

     The Trust's source of cash is the Royalty income received from its share of the net proceeds from the Royalty Properties. Reference is made to Note 7 in the Notes to Financial Statements under Item 8 of this Form 10-K for estimates of future Royalty income attributable to the Partnership, of which the Trust has a 99.99% interest.

     The December 31, 1999 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $4.8 million while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the MMS. The claims by the MMS included, among other things, disputed transportation allowances attributable to the Trust's South Marsh Island properties and payments received by PNR from purchasers as settlements under gas purchase contracts. During 1998, PNR settled all known claims with the MMS for $3.6 million ($3.2 million net to the Trust) which significantly reduced the amount in the reserve. As of March 31, 1999, the balance of the reserve, including accrued interest, was approximately $3.4 million ($3.1 million net to the Trust). In May 1999, PNR determined that this reserve was no longer necessary. Approximately $3.1 million was released to the Trust, subject to the recovery of an approximate $1.0 million cost carryforward, and was included, net of amounts used to replenish the reserve for Trust expenses, in the second quarter of 1999 distribution.

OPERATIONAL REVIEW

     As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 1999, its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were higher in 1999 than spot market prices in 1998.

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

     The Brazos A-7 and A-39 block experienced an increase in production due to new production from a farmout agreement. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. During the fourth quarter of 1998, PNR incurred $7.35 million ($661,000 net to the Trust) of completion costs for the Brazos A-7 No. B-1 (formerly named No. 5) well. As of June 30, 1999, the cost carryforward resulting from the completion costs on the Brazos A-7 No. B-1 well, other capital expenditures and over distributions by PNR were recovered. The No. B-1 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 9.2 MMcf and 15 barrels of condensate per day.

     The South Marsh Island 155 and 156 blocks experienced a decrease in production in 1999 as compared to 1998, primarily due to the cessation of production from the A-19 well in late 1998. This block is currently not producing, but four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the well ceased production again in February 2000. In 1998, PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated and PNR has no current plans for additional drilling or recompletions.

     The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in 1999 as compared to 1998 primarily due to new production from farmout agreements. In portions of West Delta block 62, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells which is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta block 61, PNR farmed out portions of the block to another operator, retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator drilled 3 exploratory wells, 2 of which were successful. The 2 successful wells began producing during the second quarter of 1999 and are currently producing at a combined rate of 11.3 MMcf and 1,180 barrels of condensate per day.

     Matagorda Island 624 production decreased in 1999 as compared to 1998, primarily due to natural production decline. Gross production for the block is currently 1.1 MMcf per day and 14 barrels of condensate per day as of March 2000 compared to 1.5 MMcf per day and 20 barrels of condensate per day as of March 1999.

            NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                         SOUTH
                                                         MARSH       WEST     MATAGORDA
                                          BRAZOS       ISLAND 155    DELTA      ISLAND
YEAR ENDED DECEMBER 31, 1999:          A-7 AND A-39     AND 156    61 AND 62     624        TOTAL
                                       -------------   ----------  ---------  ----------  ----------
  90% of--
    Gross proceeds...................    $1,286,275    $   87,980  $1,030,851 $  297,346  $2,702,452
    Release of MMS royalty reserve...      --           2,116,594     --          --       2,116,594
  Less 90% of--
    Operating costs..................     (370,852)      (329,626)  (380,637)   (136,573) (1,217,688)
    Capital costs recovered..........       (2,057)       (65,300)    --          (5,625)    (72,982)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........      (11,727)       (34,796)    (5,848)       (925)    (53,296)
                                       -------------   ----------  ---------  ----------  ----------
  Net Proceeds.......................    $ 901,639     $1,774,852  $ 644,366  $  154,223  $3,475,080
                                       =============   ==========  =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                     $3,474,732
                                                                                          ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................          604          7,519     13,181       2,351      23,655
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Bbl......    $   18.94     $    10.94  $   17.59  $    13.87  $    15.14
                                       =============   ==========  =========  ==========  ==========
    Natural gas (Mcf)................      636,058         27,510    317,538     142,216   1,123,322
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Mcf......    $    2.00     $     0.21  $    2.52  $     1.86  $     2.09
                                       =============   ==========  =========  ==========  ==========
Producing wells (gross)..............            3              1          3           1           8
YEAR ENDED DECEMBER 31, 1998:
  90% of--
    Gross proceeds...................    $ 872,631     $1,527,059  $ 456,750  $  761,902  $3,618,342
  Less 90% of--
    Operating costs..................     (299,732)      (795,642)  (580,501)   (153,745) (1,829,620)
    Capital costs recovered..........      --             (23,007)    --          (1,883)    (24,890)
    Accrual for future abandonment
      costs and interest
      on cost carryforward...........      (46,908)        (5,999)   (23,392)     (3,701)    (80,000)
                                       -------------   ----------  ---------  ----------  ----------
  Net Proceeds
    (Excess Costs)...................    $ 525,991     $  702,411  $(147,143) $  602,573  $1,683,832
                                       =============   ==========  =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                     $1,683,664
                                                                                          ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................        1,668         43,589      1,013       4,796      51,066
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Bbl......    $   11.04     $    12.53  $   13.09  $    18.24  $    13.03
                                       =============   ==========  =========  ==========  ==========
    Natural gas (Mcf)................      384,969        419,725    170,106     302,664   1,277,464
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Mcf......    $    2.22     $     2.34  $    2.61  $     2.23  $     2.31
                                       =============   ==========  =========  ==========  ==========
Producing wells (gross)..............            4              2          3           1          10
YEAR ENDED DECEMBER 31, 1997:
  90% of--
    Gross proceeds...................    $1,736,576    $8,909,206  $1,730,818 $1,226,177  $13,602,777
  Less 90% of--
    Operating costs..................     (431,282)    (1,192,448)  (748,218)   (245,669) (2,617,617)
    Capital costs recovered..........       (1,178)    (4,917,298)   (69,128)     (4,644) (4,992,248)
    Accrual for future abandonment
      costs..........................     (123,115)       (60,448)   (61,395)     (9,716)   (254,674)
                                       -------------   ----------  ---------  ----------  ----------
  Net Proceeds.......................    $1,181,001    $2,739,012  $ 852,077  $  966,148  $5,738,238
                                       =============   ==========  =========  ==========  ==========
Trust share of net proceeds
  (99.99%)...........................                                                     $5,737,644
                                                                                          ==========
90% of Production Volumes and Average
  Sales Prices:
    Crude oil, condensate and natural
      gas liquids
      (Bbls).........................        1,215        145,493     13,891       9,559     170,158
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Bbl......    $   18.36     $    16.66  $   18.24  $    19.65  $    16.97
                                       =============   ==========  =========  ==========  ==========
    Natural gas (Mcf)................      682,333      2,383,150    565,919     398,871   4,030,273
                                       =============   ==========  =========  ==========  ==========
    Average sales price per Mcf......    $    2.51     $     2.72  $    2.61  $     2.60  $     2.66
                                       =============   ==========  =========  ==========  ==========
Producing wells (gross)..............            3              3          3           1          10

------------
o The amounts shown are for the Mesa Offshore Royalty Partnership.
o Producing wells indicates the gross number of wells capable of production as of the end of the period.
o Gross proceeds is based on actual production for a twelve-month period ending on October 31 of each year, respectively.
o Capital costs recovered represent capital costs incurred during the current or prior period to the extent that such costs have been recovered by PNR from gross proceeds.
o West Delta 61 and 62 have ceased production since the second quarter of 1998. However, operating expenses were still being incurred for maintenance procedures. In the third quarter of 1999, the Trust began receiving revenues from new wells.
o 1999 natural gas average sales price per Mcf for South Marsh Island 155 & 156 includes transportation charges relating to 1998 sales volumes that were not billed to PNR until 1999.
o The release of MMS royalty reserve included in the twelve months ended December 31, 1999 relates to a refund by PNR to the Trust of $3.1 million after settling all known disputes with the MMS involving Trust properties, reduced by the cost carryforward of $1.0 million that existed at the time of the refund (see "Liquidity Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                YEARS ENDED DECEMBER 31,
                                       -------------------------------------------
                                           1999           1998           1997
                                       -------------  -------------  -------------
Royalty income.......................  $   3,474,732  $   1,683,664  $   5,737,644
Interest income......................        100,935        121,430        123,268
General and administrative expense...       (623,056)      (317,955)      (960,098)
                                       -------------  -------------  -------------
Distributable income.................  $   2,952,611  $   1,487,139  $   4,900,814
                                       =============  =============  =============
Distributable income per unit........  $      0.0410  $      0.0206  $      0.0681
                                       =============  =============  =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                         DECEMBER 31,
                                                                             ------------------------------------
                                                                                   1999               1998
                                                                             -----------------  -----------------
                                  ASSETS
Cash and short-term investments............................................  $       2,394,446  $       1,836,398
Interest receivable........................................................             28,636             23,102
Net overriding royalty interest in oil and gas properties..................        380,905,000        380,905,000
     Less: accumulated amortization........................................       (380,872,364)      (380,848,599)
                                                                             -----------------  -----------------
Total assets...............................................................  $       2,455,718  $       1,915,901
                                                                             =================  =================
                       LIABILITIES AND TRUST CORPUS
Reserve for trust expenses.................................................  $       2,000,000  $       1,859,500
Distribution payable.......................................................            423,082         --
Trust corpus (71,980,216 units of beneficial
  interest authorized and outstanding).....................................             32,636             56,401
                                                                             -----------------  -----------------
Total liabilities and trust corpus.........................................  $       2,455,718  $       1,915,901
                                                                             =================  =================

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
Trust corpus, beginning of year.................................  $       56,401  $      248,200  $    1,062,405
     Distributable income.......................................       2,952,611       1,487,139       4,900,814
     Distributions to unitholders...............................      (2,952,611)     (1,487,139)     (4,900,814)
     Amortization of net overriding royalty interest............         (23,765)       (191,799)       (814,205)
                                                                  --------------  --------------  --------------
Trust corpus, end of year.......................................  $       32,636  $       56,401  $      248,200
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

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination
        Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were $132,000, $128,000 and $173,000 for the years 1999, 1998 and 1997, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

  STATUS OF THE TRUST

     The December 31, 1999 reserve report prepared for the Partnership (See Note
7) indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED approximately $4.8 million while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

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

     This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because, under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

(5)  RELEASE OF MMS ROYALTY RESERVE

     During the mid-1980's, PNR withheld approximately $3.5 million ($3.1 million net to the Trust) as a reserve for potential liabilities for royalty claims made by the Mineral Management Service ("MMS"). The claims by the MMS included, among other things, disputed transportation allowances attributable to the Trust's South Marsh Island properties and payments received by PNR from purchasers as settlements under gas purchase contracts. During 1998, PNR settled all known claims with the MMS for $3.6 million ($3.2 million net to the Trust) which significantly reduced the amount in the reserve. The balance of the reserve, including accrued interest, was approximately $3.4 million ($3.1 million net to the Trust). In May 1999, PNR determined that this reserve was no longer necessary. Approximately $3.1 million was released to the Trust, subject to the recovery of an approximate $1.0 million cost carryforward, and was included, net of amounts used to replenish the reserve for Trust expenses, in the second quarter of 1999 distribution.

(6)  FEDERAL INCOME TAXES

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

(7)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 1999, 1998 and 1997 are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

     Future prices for natural gas were based on prices in effect as of each year end and existing contract terms. Prices being received as of each year end were used for sales of oil, condensate and natural gas liquids. Operating costs, production and ad valorem taxes and future development and abandonment costs were based on current costs as of each year end, with no escalation.

     There are numerous uncertainties inherent in estimating the quantities and value of proved reserves and in projecting the future rates of production and timing of expenditures. The reserve data below represent estimates only and should not be construed as being exact. Moreover, the discounted

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED values should not be construed as representative of the current market value of the Royalty. A market value determination would include many additional factors including: (i) anticipated future oil and gas prices; (ii) the effect of federal income taxes, if any, on the future royalties; (iii) an allowance for return on investment; (iv) the effect of governmental legislation; (v) the value of additional reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and (vi) other business risks.

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

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                            OIL,
                                         CONDENSATE
                                        AND NATURAL       NATURAL
                                        GAS LIQUIDS         GAS
                                        ------------   -------------
                                           (BBLS)          (MCF)
Proved Reserves:
     December 31, 1996...............      275,740         4,060,606
           Revisions of previous
              estimates..............     (131,509)         (672,227)
           Extensions, discoveries
              and other additions....       --               831,732
           Production................      (74,114)       (1,755,429)
                                        ------------   -------------
     December 31, 1997...............       70,117         2,464,682
           Revisions of previous
              estimates..............      115,088          (615,111)
           Extensions, discoveries
              and other additions....      241,200           984,112
           Production................      (22,133)         (553,682)
                                        ------------   -------------
     December 31, 1998...............      404,272         2,280,001
           Revisions of previous
              estimates..............     (322,875)         (712,697)
           Extensions, discoveries
              and other additions....       --              --
           Production................       (3,431)         (162,926)
                                        ------------   -------------
     December 31, 1999...............       77,966         1,404,378
                                        ============   =============
Proved Developed Reserves:
     December 31, 1997...............       70,117         2,464,682
                                        ============   =============
     December 31, 1998...............        5,628           933,684
                                        ============   =============
     December 31, 1999...............       64,424         1,041,961
                                        ============   =============

------------

  (See Notes on following page.)

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
      PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1999       1998
                                                                                             ---------  ---------
                                                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds....................................................  $   6,376  $   7,867
Less ninety percent of --
     Future operating costs................................................................     (1,179)    (1,201)
     Future capital costs, net of amounts previously accrued...............................       (425)    (1,468)
                                                                                             ---------  ---------
Future royalty income......................................................................      4,772      5,198
Discount at 10% per annum..................................................................       (525)    (1,221)
                                                                                             ---------  ---------
Standardized measure of future royalty
  income from proved oil and gas reserves..................................................  $   4,247  $   3,977
                                                                                             =========  =========

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1999        1998         1997
                                                                              ---------  -----------  -----------
                                                                                        (IN THOUSANDS)
Standardized measure at beginning of year...................................  $   3,977  $     1,884  $    18,585
                                                                              ---------  -----------  -----------
     Revisions of previous estimates........................................     (4,629)        (559)       3,826
     Net changes in prices and production costs.............................      4,893        1,188      (17,362)
     Extensions, discoveries and other additions............................     --            2,960          714
     Royalty income.........................................................       (392)      (1,684)      (5,738)
     Accretion of discount..................................................        398          188        1,859
                                                                              ---------  -----------  -----------
     Net changes in standardized measure....................................        270        2,093      (16,701)
                                                                              ---------  -----------  -----------
Standardized measure at end of year.........................................  $   4,247  $     3,977  $     1,884
                                                                              =========  ===========  ===========

------------

o The estimated quantities of proved reserves for oil, condensate and natural gas liquids include oil and condensate reserves at December 31, of the respective years as follows: 1999, 77,966 Bbls; 1998, 404,272 Bbls; 1997, 54,769 Bbls.

o The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

o The "Future capital costs, net of amounts previously accrued" at December 31, 1999 includes, in thousands, $9,433 of future abandonment costs net of $9,023 previously accrued by PNR.

o 1999 Royalty income reflected in the "Changes in the Standardized Measure of Future Royalty Income" excludes $3.1 million from the release of MMS royalty payments withheld from the Trust as such amounts were not reflected in the Partnership's reserve report.

                              MESA OFFSHORE TRUST
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

(8)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   SUMMARIZED QUARTERLY RESULTS
                                                                        THREE MONTHS ENDED
                                                  --------------------------------------------------------------
                                                    MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------  -------------    -------------     ------------
1999:
Royalty income..................................  $    --        $   2,288,525      $ 588,131        $   598,076
Distributable income............................  $    --        $   1,958,849      $ 570,680        $   423,082
Distributable income per unit...................  $    --        $       .0272      $   .0079        $     .0059
1998:
Royalty income..................................  $     694,318  $     440,956      $ 535,215        $    13,175
Distributable income............................  $     659,659  $     324,206      $ 503,274        $   --
Distributable income per unit...................  $       .0091  $       .0045      $   .0070        $   --

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHASE BANK OF TEXAS, NATIONAL ASSOCIATION (TRUSTEE)
AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1999 and 1998, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 1999 and 1998, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There are no directors or executive officers of the Registrant. The Trustee is a corporate trustee that may be removed by the affirmative vote of a majority of the units then outstanding at a meeting of the holders of units of beneficial interest of the Trust at which a quorum is present.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) FINANCIAL STATEMENTS

     The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
Statements of Distributable Income...................................................................      21
Statements of Assets, Liabilities and Trust Corpus...................................................      21
Statements of Changes in Trust Corpus................................................................      21
Notes to Financial Statements........................................................................      22
Report of Independent Public Accountants.............................................................      29

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

March 24, 2000

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.