Form 10-Q
period 2000-03-31
MESA OFFSHORE TRUST
filed 2000-05-11
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31,2000

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

     As of May 10, 2000 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                       ------------------------
                                           2000         1999
                                       ------------  ----------
Royalty income.......................  $  1,314,423  $   --
Interest income......................        33,316      19,148
General and administrative expense...       (77,044)    (19,148)
                                       ------------  ----------
     Distributable income............  $  1,270,695  $   --
                                       ============  ==========
     Distributable income per unit...  $      .0177  $   --
                                       ============  ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                          MARCH 31,        DECEMBER 31,
                                             2000              1999
                                       ----------------  ----------------
                                         (UNAUDITED)

               ASSETS
Cash and short-term investments......  $      3,237,379  $      2,394,446
Interest receivable..................            33,316            28,636
Net overriding royalty interest in
  oil and gas properties.............       380,905,000       380,905,000
Accumulated amortization.............      (380,881,354)     (380,872,364)
                                       ----------------  ----------------
                                       $      3,294,341  $      2,455,718
                                       ================  ================

    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........  $      2,000,000  $      2,000,000
Distributions payable................         1,270,695           423,082
Trust corpus (71,980,216 units of
  beneficial interest authorized and
  outstanding).......................            23,646            32,636
                                       ----------------  ----------------
                                       $      3,294,341  $      2,455,718
                                       ================  ================

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       -----------------------
                                           2000        1999
                                       ------------  ---------
Trust corpus, beginning of period....  $     32,636  $  56,401
Distributable income.................     1,270,695     --
Distributions to unitholders.........    (1,270,695)    --
Amortization of net overriding
  royalty interest...................        (8,990)    --
                                       ------------  ---------
Trust corpus, end of period..........  $     23,646  $  56,401
                                       ============  =========

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Mesa Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa) a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated.

STATUS OF THE TRUST

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 1999 reserve report prepared for the Partnership (see the Trust's 1999 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $4.8 million while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by Chase Bank of Texas, National Association (the "Trustee") in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1999 Annual Report on Form 10-K.

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

          (c) Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue;

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

     The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred.

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

FINANCIAL REVIEW

     Distributable income for the first quarter of 2000, was $1,270,695, representing $.0177 per unit, as compared to no distributable income in the first quarter of 1999 due to the recovery of capital costs associated with completion costs on the Brazos A-7 No. B-1 well. Such costs were recovered in the second quarter of 1999. The per unit amounts of distributable income for the first quarter of 2000 and 1999 were earned by month as follows:

                                         2000       1999
                                       ---------  ---------
January..............................  $   .0108  $  --
February.............................      .0042     --
March................................      .0027     --
                                       ---------  ---------
                                       $   .0177  $  --
                                       =========  =========

     Royalty income was $1,314,423 in the first quarter of 2000 as compared to no royalty income for the first quarter of 1999. Royalty income in the first quarter increased when compared to the fourth quarter of 1999 due to increased production volumes on West Delta 61 and 62 blocks and increased prices for natural gas and crude oil, condensate and natural gas liquids in 2000.

     Production volumes for natural gas increased to 427,963 Mcf in the first quarter of 2000 from 276,120 Mcf in the first quarter of 1999. The average price received for natural gas was $2.86 per Mcf in the first quarter of 2000 as compared to $1.71 per Mcf in the first quarter of 1999.

     Crude oil, condensate and natural gas liquids production increased to 22,680 barrels in the first quarter of 2000 from 5,791 barrels in the first quarter of 1999. The average price received for crude oil, condensate and natural gas liquids was $22.64 per barrel in the first quarter of 2000, as compared to $10.93 per barrel in the first quarter of 1999.

     The increase in natural gas and crude oil, condensate and natural gas liquids production in the first quarter of 2000 as compared to the first quarter of 1999 was primarily attributable to successful farmouts on West Delta 61 and 62 blocks.

OPERATIONAL REVIEW

     PNR has advised the Trust that during the first quarter of 2000 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2000 were generally higher than spot market prices in the first quarter of 1999.

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

     The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production in the first quarter of 2000 as compared to the first quarter of 1999 primarily due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. The No. B-1 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 9.3 MMcf and 16 barrels of condensate per day.

     The South Marsh Island 155 and 156 blocks are currently not producing. Four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the well ceased production again in February 2000. In 1998, PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated, but PNR has no current plans for additional drilling or recompletions.

     The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in the first quarter of 2000 as compared to the first quarter of 1999 primarily due to new production from farmout agreements. In portions of West Delta block 62, the Trust is receiving Royalty income pursuant to a farmout agreement with another operator. The interest in the farmout wells that is attributable to the Trust consists of a 7.5% net profits interest. In West Delta block 61, PNR farmed out portions of the block to another operator, retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator has drilled 3 exploratory wells, 2 of which were successful. The 2 successful wells began producing during the second quarter of 1999 and are currently producing at a combined rate of approximately 14.6 MMcf and 1,400 barrels of condensate per day.

     Matagorda Island 624 production continued to decrease in the first quarter of 2000 as compared to the first quarter of 1999, primarily due to natural production decline. Gross production for the block is currently 1.1 MMcf per day and 16 barrels of condensate per day as of May 2000 compared to 1 MMcf per day and 19 barrels of condensate per day as of May 1999.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events:
(1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period (the "Termination Threshold") or (2) a vote by the unitholders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1999 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee.

     Amounts paid to the Trustee as compensation were, $132,000, $128,000 and $173,000 for the years 1999, 1998 and 1997, respectively.

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

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                     SOUTH
                                         BRAZOS      MARSH        WEST
                                        A-7 AND    ISLAND 155   DELTA 61    MATAGORDA
                                          A-39      AND 156      AND 62     ISLAND 624     TOTAL
                                       ----------  ----------  ----------   ----------   ----------

THREE MONTHS ENDED MARCH 31, 2000
    Ninety percent of gross
      proceeds.......................  $  351,117  $   48,599  $1,273,721    $ 66,013    $1,739.450
    Less ninety percent of --
      Operating expenditures.........    (100,777)   (138,309)    (73,700)    (50,177)     (362,963)
      Capital costs recovered........      --         (61,933)     --          --           (61,933)
      Accrual for future abandonment
        costs........................      --          --          --          --            --
                                       ----------  ----------  ----------   ----------   ----------
    Net proceeds.....................  $  250,340  $ (151,643) $1,200,021    $ 15,836    $1,314,554
                                       ==========  ==========  ==========   ==========   ==========
    Trust share of net proceeds
      (99.99%).......................                                                    $1,314,423
                                                                                         ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
        natural gas liquids (Bbls)...         234          23      20,022         401        22,680
                                       ==========  ==========  ==========   ==========   ==========
      Average sales price per Bbl....  $    23.75  $    20.20  $    22.62    $  23.15    $    22.64
                                       ==========  ==========  ==========   ==========   ==========
      Natural gas (Mcf)..............     129,898      20,938     255,879      21,248       427,963
                                       ==========  ==========  ==========   ==========   ==========
      Average sales price per Mcf....  $     2.66  $     2.30  $     3.03    $   2.67    $     2.86
                                       ==========  ==========  ==========   ==========   ==========
      Producing wells................           4      --               3           1             8
                                       ==========  ==========  ==========   ==========   ==========
THREE MONTHS ENDED MARCH 31, 1999:
    Ninety percent of gross
      proceeds.......................  $  401,395  $   73,813  $   (6,900)   $ 67,412    $  535,720
    Less ninety percent of --
      Operating expenditures.........    (114,138)   (166,169)   (177,757)    (49,415)     (507,479)
      Capital costs recovered........      (3,474)     --          --          (4,767)       (8,241)
      Accrual for future abandonment
        costs and interest on cost
        carryforward.................     (11,727)     (1,500)     (5,848)       (925)      (20,000)
                                       ----------  ----------  ----------   ----------   ----------
    Net proceeds (excess costs)......  $  272,056  $  (93,856) $ (190,505)   $ 12,305    $   --
                                       ==========  ==========  ==========   ==========   ==========
    Trust share of net proceeds
      (99.99%).......................                                                    $   --
                                                                                         ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
        natural gas liquids (Bbls)...        (370)      5,610      --             551         5,791
                                       ==========  ==========  ==========   ==========   ==========
      Average sales price per Bbl....  $     8.48  $    10.74  $   --        $  11.24    $    10.93
                                       ==========  ==========  ==========   ==========   ==========
      Natural gas (Mcf)..............     219,783      27,440      (3,039)     31,936       276,120
                                       ==========  ==========  ==========   ==========   ==========
      Average sales price per Mcf....  $     1.84  $     0.49  $     2.27    $   1.92    $     1.71
                                       ==========  ==========  ==========   ==========   ==========
    Producing wells..................           4           2           3           1            10

------------

 o  The amounts shown are for Mesa Offshore Royalty Partnership.

 o The amounts for the three months ended March 31, 2000 and 1999 represent actual production for the periods November 1999 through January 2000 and November 1998 through January 1999, respectively.

 o Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

 o Producing wells indicate the number of wells capable of production as of the end of the period.

 o At March 31, 1999, the cost carryforward was $1.0 million, of which $0.7 million primarily related to well completion costs on the Brazos A-7 No. B-1 (formerly No. 5) and other unrecovered capital costs and $0.3 million related to overpayments by Pioneer during the twelve months ending December 31, 1998.

 o West Delta 61 and 62 ceased production in the second quarter of 1998 through mid 1999. However, operating expenses were still being incurred for maintenance procedures. In 1999, the Trust began receiving revenues due to successful farm outs of new wells.

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

                                          MESA OFFSHORE TRUST

                                                    CHASE BANK OF TEXAS,
                                          By        NATIONAL ASSOCIATION
                                             -----------------------------------
                                                          TRUSTEE

                                          By        /s/  PETE FOSTER
                                             -----------------------------------
                                                        PETE FOSTER
                                               SENIOR VICE PRESIDENT & TRUST
                                                         OFFICER

Date:  May 10, 2000

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.