Form 10-Q
period 2000-06-30
MESA OFFSHORE TRUST
filed 2000-08-08
CIK 711303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

        THE CHASE MANHATTAN BANK
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

     As of August 8, 2000 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

================================================================================

                        PART I  -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                         -----------------------       ------------------------
                                           2000          1999             2000          1999
                                         ---------    ----------       ----------    ----------
Royalty income.......................    $ 622,981    $2,288,525       $1,937,404    $2,288,525
Interest income......................       30,551        29,279           63,867        48,427
General and administrative expense...     (194,447)     (358,955)        (271,491)     (378,103)
                                         ---------    ----------       ----------    ----------
     Distributable income............    $ 459,085    $1,958,849       $1,729,780    $1,958,849
                                         =========    ==========       ==========    ==========
     Distributable income per unit...    $   .0064    $    .0272       $    .0240    $    .0272
                                         =========    ==========       ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                           JUNE 30,          DECEMBER 31,
                                             2000                1999
                                         -------------       -------------
                                          (UNAUDITED)
               ASSETS
Cash and short-term investments......    $   2,428,534       $   2,394,446
Interest receivable..................           30,551              28,636
Net overriding royalty interest in
  oil and gas properties.............      380,905,000         380,905,000
Accumulated amortization.............     (380,885,615)       (380,872,364)
                                         -------------       -------------
                                         $   2,478,470       $   2,455,718
                                         =============       =============
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses...........    $   2,000,000       $   2,000,000
Distributions payable................          459,085             423,082
Trust corpus (71,980,216 units of
  beneficial interest authorized and
  outstanding).......................           19,385              32,636
                                         -------------       -------------
                                         $   2,478,470       $   2,455,718
                                         =============       =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                         ------------------------       --------------------------
                                           2000          1999              2000           1999
                                         ---------    -----------       -----------    -----------
Trust corpus, beginning of period....    $  23,646    $    56,401       $    32,636    $    56,401
Distributable income.................      459,085      1,958,849         1,729,780      1,958,849
Distributions to unitholders.........     (459,085)    (1,958,849)       (1,729,780)    (1,958,849)
Amortization of net overriding
  royalty interest...................       (4,261)       (17,240)          (13,251)       (17,240)
                                         ---------    -----------       -----------    -----------
Trust corpus, end of period..........    $  19,385    $    39,161       $    19,385    $    39,161
                                         =========    ===========       ===========    ===========

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- TRUST ORGANIZATION

     The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Mesa Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("Pioneer"), formerly a wholly owned subsidiary of MESA, Inc. and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa), a wholly owned subsidiary of Pioneer ("PNR") (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated.

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

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank (the "Trustee") successor by merger to the Chase Bank of Texas, National Association in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1999 Annual Report on Form 10-K.

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

     This basis for reporting Royalty income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

     The instruments conveying the Royalty provide that working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred.

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

FINANCIAL REVIEW

     During the second quarter of 2000, the Trust had distributable income of $459,085, representing $.0064 per unit, as compared to $1,958,849, representing $.0272 per unit in the second quarter of 1999. The per unit amounts of distributable income for the second quarter of 2000 and 1999 were earned by month as follows:

                                          2000         1999
                                         ------       ------
April................................    $.0036       $ --
May..................................     .0019        .0270
June.................................     .0009        .0002
                                         ------       ------
                                         $.0064       $.0272
                                         ======       ======

     Royalty income decreased to $622,981 in the second quarter of 2000 as compared to $2,288,525 in the second quarter of 1999. The decrease in Royalty income is primarily due to the release of amounts previously withheld by PNR relating to potential liabilities for royalty claims of approximately
$3.1 million ($2.1 million net of deficit) in the second quarter of 1999. See 'Operational Review." However, excluding this one-time payment from Pioneer, royalty income would have increased as compared to second quarter 1999. This is due to higher production volumes on West Delta blocks 61 and 62 and increased prices for natural gas and crude oil, condensate and natural gas liquids in the second quarter of 2000 when compared to the corresponding 1999 period. In addition, during the second quarter of 1999, the Trust recovered approximately $140,500 in administrative expenses paid from the Trust's reserve fund during the 1998 period in which Royalty income was not paid to the Trust, replenishing the Trust's expense reserve fund balance to $2.0 million. This recovery decreased second quarter of 1999 distributable income.

     Production volumes for natural gas increased to 218,889 Mcf in the second quarter of 2000 from 186,466 Mcf in the second quarter of 1999. The average price received for natural gas was $2.63 per Mcf in the second quarter of 2000 as compared to $1.58 per Mcf in the second quarter of 1999.

     Crude oil, condensate and natural gas liquids production increased to 11,709 barrels in the second quarter of 2000 from 2,212 barrels in the second quarter of 1999. The average price received for crude oil, condensate and natural gas liquids was $27.33 per barrel in the second quarter of 2000, compared to $9.34 per barrel in the second quarter of 1999.

     The increase in natural gas and crude oil, condensate and natural gas liquids production for both the six months and the quarter ended June 30, 2000 when compared to the comparable periods of 1999 are primarily attributable to successful farmouts on West Delta blocks 61 and 62.

     For the six months ended June 30, 2000, natural gas production volumes increased to 646,852 Mcf from 462,586 Mcf for the six months ended June 30, 1999. The average price received for natural gas was $2.79 per Mcf for the six months ended June 30, 2000 compared to $1.66 per Mcf for the six months ended June 30, 1999. Crude oil, condensate and natural gas liquids production volumes increased to 34,389 barrels in the first six months of 2000 as compared to 8,002 barrels in the first six months of 1999. The average price received for crude oil, condensate and natural gas liquids was $24.24 per barrel for the six months ended June 30, 2000 compared to $10.49 per barrel for the six months ended
June 30,1999.

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

     PNR has advised the Trust that during the second quarter of 2000 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2000 were generally higher than spot market prices in the second quarter of 1999.

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

     Natural gas and condensate production on the Brazos A-7 and A-39 blocks remained essentially unchanged during the second quarter of 2000 as compared to the same period in 1999. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. The No. B-1 well commenced production late in the fourth quarter of 1998. During the second quarter of 2000, PNR farmed out an additional Trust portion of the Brazos A-7 block. A successful exploratory well was completed and began producing in July 2000. The Trust will have a 4.5% overriding royalty interest in this discovery. Including this new well, the combined blocks are currently producing at a rate of 9 MMcf and 25 barrels of condensate per day.

     The South Marsh Island 155 and 156 blocks ceased production in March 2000. Four workovers were performed in late 1999 and early 2000 to attempt to restore production. While two workovers were successful in restoring production for a short period, the well ceased production shortly thereafter. In 1998, PNR purchased 3-D seismic data for the South Marsh Island 156 block at a cost of $300,000 ($189,000 net to the Trust). The data has been evaluated but PNR has no current plans for additional drilling or recompletions. However, PNR is investigating the possibility of farming out the blocks to another operator who wishes to drill an exploratory well and would retain an overriding royalty interest.

     The West Delta 61 and 62 blocks experienced an increase in oil and in natural gas production in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to new production from farmout agreements. In portions of West Delta block 62, the Trust is receiving Royalty income pursuant to a farmout agreement with another operator. The interest in the farmout wells that is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta block 61, PNR farmed out portions of the block to another operator, retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator has drilled 3 exploratory wells, 2 of which were successful. The 2 successful wells began producing during the second quarter of 1999 and are currently producing at a combined rate of approximately 4 MMcf and 1,000 barrels of condensate per day.

     Matagorda Island 624 production continued to decrease in the second quarter of 2000 as compared to the second quarter of 1999, primarily due to natural production decline. Gross production for the block is currently 0.8 MMcf per day as of August 2000.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide, among other things that the Trust will terminate upon the first to occur of the following events:
(1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period (the "Termination Threshold") or (2) a vote by the unitholders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1999 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee. Amounts paid to the Trustee as compensation were $132,000, $128,000 and $173,000 for the years 1999, 1998, and 1997, respectively.

     The December 31, 1999, reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $4.8 million, while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market conditions, success of future drilling activities, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

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

     The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest:

                                                       SOUTH
                                          BRAZOS       MARSH         WEST
                                         A-7 AND     ISLAND 155    DELTA 61    MATAGORDA
                                           A-39       AND 156       AND 62     ISLAND 624      TOTAL
                                         --------    ----------    --------    ----------    ----------
THREE MONTHS ENDED JUNE 30, 2000:
    Ninety percent of gross
      proceeds.......................    $361,865    $   43,102    $419,320     $ 72,242     $  896,529
    Less ninety percent of  --
      Operating expenditures.........     (78,438)      (44,707)    (61,537)     (25,477)      (210,159)
      Capital costs recovered........       --          (33,326)      --           --           (33,326)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................     (14,422)      (11,495)     (1,616)      (2,467)       (30,000)
                                         --------    ----------    --------     --------     ----------
    Net proceeds (excess costs)......    $269,005    $  (46,426)   $356,167     $ 44,298     $  623,044
                                         ========    ==========    ========     ========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                        $  622,981
                                                                                             ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         381           523      10,519          286         11,709
                                         ========    ==========    ========     ========     ==========
      Average sales price per Bbl....    $  26.61    $    26.73    $  27.21     $  33.90     $    27.33
                                         ========    ==========    ========     ========     ==========
      Natural gas (Mcf)..............     136,711        12,437      47,676       22,065        218,889
                                         ========    ==========    ========     ========     ==========
      Average sales price per Mcf....    $   2.57    $     2.34    $   2.79     $   2.84     $     2.63
                                         ========    ==========    ========     ========     ==========
    Producing wells..................           3        --               3            1              7
THREE MONTHS ENDED JUNE 30, 1999:
    Ninety percent of gross
      proceeds.......................    $228,808    $  (10,210)   $  --        $ 96,248     $  314,846
    Release of MMS royalty reserve...       --        2,116,594       --           --        $2,116,594
    Less ninety percent of  --
      Operating expenditures.........     (73,857)       26,966     (73,340)      12,119       (108,112)
      Capital costs recovered........        (420)       --           --            (858)        (1,278)
      Accrual for future abandonment
         costs and interest on cost
         carryforward................       --          (33,296)      --           --           (33,296)
                                         --------    ----------    --------     --------     ----------
    Net proceeds.....................    $154,531    $2,100,054    $(73,340)    $107,509     $2,288,754
                                         ========    ==========    ========     ========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                        $2,288,525
                                                                                             ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         346           758       --           1,108          2,212
                                         ========    ==========    ========     ========     ==========
      Average sales price per Bbl....    $  11.07    $     6.67    $  --        $  10.64     $     9.34
                                         ========    ==========    ========     ========     ==========
      Natural gas (Mcf)..............     135,804        --           --          50,662        186,466
                                         ========    ==========    ========     ========     ==========
      Average sales price per Mcf....    $   1.66    $   --        $  --        $   1.67     $     1.58
                                         ========    ==========    ========     ========     ==========
    Producing wells..................           4             2           3            1             10

------------

o The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended June 30, 2000 and 1999 represent actual production for the periods February 2000 through April 2000 and February 1999 through April 1999, respectively.

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

o West Delta 61 and 62 ceased production in the second quarter of 1998 through mid 1999. However, operating expenses were still being incurred for maintenance procedures. In late 1999, the Trust began receiving revenues due to successful farm outs of new wells.

                                                        SOUTH
                                          BRAZOS        MARSH          WEST
                                          A-7 AND     ISLAND 155     DELTA 61     MATAGORDA
                                           A-39        AND 156        AND 62      ISLAND 624      TOTAL
                                         ---------    ----------    ----------    ----------    ----------
SIX MONTHS ENDED JUNE 30, 2000:
    Ninety percent of gross
      proceeds.......................    $ 712,982    $  91,701     $1,693,041    $ 138,255     $2,635,979
    Less ninety percent of  --
      Operating expenditures.........     (179,215)    (183,016)      (135,237)     (75,654)      (573,122)
      Capital costs recovered........        --         (95,259)        --            --           (95,259)
      Accrual for future abandonment
         costs.......................      (14,422)     (11,495)        (1,616)      (2,467)       (30,000)
                                         ---------    ---------     ----------    ---------     ----------
    Net proceeds (excess costs)......    $ 519,345    $(198,069)    $1,556,188    $  60,134     $1,937,598
                                         =========    =========     ==========    =========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                           $1,937,404
                                                                                                ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................          615          546         32,541          687         34,389
                                         =========    =========     ==========    =========     ==========
      Average sales price per Bbl....    $   25.52    $   26.46     $    24.11    $   27.62     $    24.24
                                         =========    =========     ==========    =========     ==========
      Natural gas (Mcf)..............      266,609       33,375        303,555       43,313        646,852
                                         =========    =========     ==========    =========     ==========
      Average sales price per Mcf....    $    2.62    $    2.31     $     2.99    $    2.75     $     2.79
                                         =========    =========     ==========    =========     ==========
    Producing wells..................            3        --                 3            1              7

                                                          SOUTH
                                           BRAZOS         MARSH          WEST
                                          A-7 AND      ISLAND 155      DELTA 61     MATAGORDA
                                            A-39         AND 156        AND 62      ISLAND 624      TOTAL
                                         ----------    -----------    ----------    ----------    ----------
SIX MONTHS ENDED JUNE 30, 1999:
    Ninety percent of gross
      proceeds.......................    $  630,203    $    63,603    $   (6,900)   $ 163,660     $  850,566
    Release of MMS royalty reserve...        --          2,116,594        --            --         2,116,594
    Less ninety percent of  --
      Operating expenditures.........      (187,995)      (139,203)     (251,097)     (37,296)      (615,591)
      Capital costs recovered........        (3,894)        --            --           (5,625)        (9,519)
      Accrual for future abandonment
      costs..........................       (11,727)       (34,796)       (5,848)        (925)       (53,296)
                                         ----------    -----------    ----------    ---------     ----------
    Net proceeds.....................    $  426,587    $ 2,006,198    $ (263,845)   $ 119,814     $2,288,754
                                         ==========    ===========    ==========    =========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                             $2,288,525
                                                                                                  ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................           (24)         6,368        --            1,658          8,002
                                         ==========    ===========    ==========    =========     ==========
      Average sales price per Bbl....    $   (27.78)   $     10.26    $   --        $   10.84     $    10.49
                                         ==========    ===========    ==========    =========     ==========
      Natural gas (Mcf)..............       355,587         27,440        (3,039)      82,598        462,586
                                         ==========    ===========    ==========    =========     ==========
      Average sales price per Mcf....    $     1.77    $     (0.06)   $     2.27    $    1.76     $     1.66
                                         ==========    ===========    ==========    =========     ==========
    Producing wells..................             4              2             3            1             10

------------

o The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the six months ended June 30, 2000 and 1999 represent actual production for the periods November 1999 through April 2000, and November 1998 through April 1999 respectively.

o Gross proceeds for West Delta 61 and 62 for the six months ended June 30, 2000 include certain prior period adjustments. West Delta 61 and 62 ceased production in the second quarter of 1998 through mid 1999. However, operating expenses were still being incurred for maintenance procedures. In late 1999, the Trust began receiving revenues due to successful farm outs of new wells.

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

                                                                                     SEC FILE
                                                                                        OR
                                                                                   REGISTRATION    EXHIBIT
                                                                                      NUMBER       NUMBER
                                                                                   ------------    -------
       4(a)        *Mesa Offshore Trust Indenture between Mesa Petroleum Co.
                    and Texas Commerce Bank National Association, as Trustee,
                    dated December 15, 1982....................................      2-79673         10(gg)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co.
                    and Mesa Offshore Royalty Partnership, dated December 15,
                    1982.......................................................      2-79673         10(hh)
       4(c)        *Partnership Agreement between Mesa Offshore Management Co.
                    and Texas Commerce Bank National Association, as Trustee,
                    dated December 15, 1982....................................      2-79673         10(ii)
       4(d)        *Amendment to Partnership Agreement between Mesa Offshore
                    Management Co., Texas Commerce Bank National Association,
                    as Trustee, and Mesa Operating Limited Partnership, dated
                    December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended
                    December 31, 1992 of Mesa Offshore Trust)..................       1-8432          4(d)
       4(e)        *Amendment to Partnership Agreement between Texas Commerce
                    Bank National Association, as Trustee and Mesa Operating
                    dated as of January 5, 1994 (Exhibit 4(e) to
                    Form 10-K for year ended December 31, 1993 of Mesa Offshore
                    Trust).....................................................       1-8432          4(e)
       27           Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        MESA OFFSHORE TRUST

                                        By      THE CHASE MANHATTAN BANK
                                          --------------------------------------
                                                        TRUSTEE

                                        By        /s/  PETE FOSTER
                                          --------------------------------------
                                                       PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  August 8, 2000

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.