Form 10-Q
period 2000-09-30
MESA OFFSHORE TRUST
filed 2000-11-13
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ TO ________

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

     As of November 9, 2000 -- 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MESA OFFSHORE TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                         ---------------------       ------------------------
                                           2000         1999            2000          1999
                                         ---------    --------       ----------    ----------
Royalty income.......................    $ 461,949    $588,131       $2,399,353    $2,876,656
Interest income......................       56,502      23,872          120,369        72,299
General and administrative expense...     (101,937)    (41,323)        (373,428)     (419,426)
                                         ---------    --------       ----------    ----------
     Distributable income............    $ 416,514    $570,680       $2,146,294    $2,529,529
                                         =========    ========       ==========    ==========
     Distributable income per unit...    $   .0058    $  .0079       $    .0298    $    .0351
                                         =========    ========       ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                         SEPTEMBER 30,       DECEMBER 31,
                                             2000                1999
                                         -------------       -------------
                                          (UNAUDITED)
               ASSETS
Cash and short-term investments.         $   2,360,012       $   2,394,446
Interest receivable..................           56,502              28,636
Net overriding royalty interest in
  oil and gas properties.............      380,905,000         380,905,000
Accumulated amortization.............     (380,888,774)       (380,872,364)
                                         -------------       -------------
                                         $   2,432,740       $   2,455,718
                                         =============       =============
    LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses.              $   2,000,000       $   2,000,000
Distributions payable................          416,514             423,082
Trust corpus (71,980,216 units of
  beneficial interest authorized
  and outstanding)...................           16,226              32,636
                                         -------------       -------------
                                         $   2,432,740       $   2,455,718
                                         =============       =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                         ----------------------       --------------------------
                                           2000         1999             2000           1999
                                         ---------    ---------       -----------    -----------
Trust corpus, beginning of period....    $  19,385    $  39,161       $    32,636    $    56,401
     Distributable income............      416,514      570,680         2,146,294      2,529,529
     Distributions to unitholders....     (416,514)    (570,680)       (2,146,294)    (2,529,529)
     Amortization of net overriding
       royalty interest..............       (3,159)      (2,853)          (16,410)       (20,093)
                                         ---------    ---------       -----------    -----------
Trust corpus, end of period..........    $  16,226    $  36,308       $    16,226    $    36,308
                                         =========    =========       ===========    ===========

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

STATUS OF THE TRUST

     The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 1999 reserve report prepared for the Partnership (see the Trust's 1999 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $4.8 million while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of future production market conditions, success of future drilling activity, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank (the "Trustee"), the successor by merger to the Chase Bank of Texas, National Association, in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1999 Annual Report on Form 10-K.

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

     This basis for reporting Royalty income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because under such principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

FINANCIAL REVIEW

     During the third quarter of 2000, the Trust had distributable income of $416,514, representing $.0058 per unit, as compared to $570,680, representing $.0079 per unit in the second quarter of 1999. The per unit amounts of distributable income for the third quarter of 2000 and 1999 were earned by month as follows:

                                          2000         1999
                                         ------       ------
July.................................    $.0012       $ --
August...............................     .0006         --
September............................     .0040        .0079
                                         ------       ------
                                         $.0058       $.0079
                                         ======       ======

     Royalty income decreased to $461,949 in the third quarter of 2000 as compared to $588,131 in the third quarter of 1999. The decrease in Royalty income is primarily due to the decrease in natural gas production partially offset by increases in natural gas, crude oil and condensate prices. See "Operational Review."

     Production volumes for natural gas decreased to 117,025 Mcf in the third quarter of 2000 from 392,036 Mcf in the third quarter of 1999 primarily as a result of decreased production on West Delta 61 and 62 and Brazos A-7 and A-39. The average price received for natural gas was $3.46 per Mcf in the third quarter of 2000 compared to $2.22 per Mcf in the third quarter of 1999.

     Crude oil, condensate and natural gas liquids production increased slightly to 10,464 barrels in the third quarter of 2000 from 10,028 barrels in the third quarter of 1999. The average price received for crude oil, condensate and natural gas liquids was $29.29 per barrel in the third quarter of 2000, compared to $16.09 per barrel in the third quarter of 1999.

     For the nine months ended September 30, 2000, natural gas production volumes decreased to 763,875 Mcf from 854,622 Mcf for the nine months ended September 30, 1999. The average price received for natural gas was $2.89 per Mcf for the nine months ended September 30, 2000 compared to $1.92 for the nine months ended September 30, 1999. Crude oil, condensate and natural gas liquids production volumes increased to 44,852 barrels in the first nine months of 2000 as compared to 18,030 barrels in the first nine months of 1999. The average price received for crude oil, condensate and natural gas liquids was $25.42 per barrel for the nine months ended September 30, 2000 compared to $13.60 per barrel for the nine months ended September 30, 1999.

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

     PNR has advised the Trust that during the third quarter of 2000 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2000 were generally higher than spot market prices in the third quarter of 1999.

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

     Natural gas and condensate production of the Brazos A-7 and A-39 blocks decreased during the third quarter of 2000 as compared to the same period in 1999 due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to another operator and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. The No. B-1 well commenced production late in the fourth quarter of 1998. During the second quarter of 2000, PNR farmed out an additional Trust portion of the Brazos A-7 block. A successful exploratory well was completed and began producing in July 2000. The Trust will have a 4.5% overriding royalty interest in this discovery. Including this new well, the combined blocks are currently producing at a rate of 2.5 MMcf and 6 barrels of condensate per day.

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

     The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production in the third quarter of 2000 as compared to the third quarter of 1999 primarily due to production from farmout agreements occurring in late 1999 and early 2000. However, due to the timing of the production from the farmout agreements oil and natural gas production has increased for the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999. In portions of West Delta block 62, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with another operator. The interest in the farmout wells that is attributable to the Trust, consists of a 7.5% net profits interest. In West Delta block 61, PNR farmed out portions of the block to another operator, retaining a

12.5% (11.25% net to the Trust) overriding royalty interest. The operator has drilled 3 exploratory wells, 2 of which were successful. The 2 successful wells began producing during the second quarter of 1999 and are currently producing at a combined rate of approximately 3 MMcf and 700 barrels of condensate per day.

     Matagorda Island 624 oil and natural gas production continued to decrease in the third quarter of 2000 as compared to the third quarter of 1999, primarily due to natural production decline. Gross production from the block is currently approximately 0.3 MMcf of gas and 6 barrels of condensate per day.

TERMINATION OF THE TRUST

     The terms of the Mesa Offshore Trust Indenture provide, among other things that the Trust will terminate upon the first to occur of the following events:
(1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than 10 times one-third of the total amount payable to the Trustee as compensation for such three year period (the "Termination Threshold") or (2) a vote by the unitholders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 1999 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is available upon request from the Trustee. Amounts paid to the Trustee as compensation were $132,000, $128,000 and $173,000 for the years 1999, 1998, 1997, respectively.

     The December 31, 1999, reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2001 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is $4.8 million, while the Termination Threshold for 1999 was approximately $1.4 million. It is therefore possible (depending on the timing of production, market conditions, success of future drilling activities, if any, and other matters) that in 2001 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that royalty income received by the Trust in 2001 or thereafter will be above the Termination Threshold.

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

     The following tables provide summaries of the calculations of the net proceeds attributable to the Partnership's royalty interests (unaudited):

                                                        SOUTH
                                          BRAZOS        MARSH         WEST      MATAGORDA
                                          A-7 AND     ISLAND 155    DELTA 61      ISLAND
                                           A-39        AND 156       AND 62        624          TOTAL
                                         ---------    ----------    --------    ----------    ----------
THREE MONTHS ENDED
  SEPTEMBER 30, 2000:
    Ninety percent of gross
      proceeds.......................    $ 331,870    $   1,394     $330,346     $ 47,314     $  710,924
    Less ninety percent of --
      Operating expenditures.........      (84,722)     (22,121)     (97,500)     (14,586)      (218,929)
      Capital costs recovered........       --           --            --          --             --
      Accrual for future abandonment
         costs.......................      (16,059)         (62)     (11,794)      (2,085)       (30,000)
                                         ---------    ---------     --------     --------     ----------
    Net proceeds (excess costs)......    $ 231,089    $ (20,789)    $221,052     $ 30,643     $  461,995
                                         =========    =========     ========     ========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                         $  461,949
                                                                                              ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................          359           48        9,742          315         10,464
                                         =========    =========     ========     ========     ==========
      Average sales price per Bbl....    $   27.09    $   26.73     $  29.49     $  25.98     $    29.29
                                         =========    =========     ========     ========     ==========
      Natural gas (Mcf)..............       94,099           82       12,236       10,608        117,025
                                         =========    =========     ========     ========     ==========
      Average sales price per Mcf....    $    3.42    $    1.51     $   3.52     $   3.69     $     3.46
                                         =========    =========     ========     ========     ==========
    Producing wells..................            3       --                3            1              7

                                                        SOUTH
                                          BRAZOS        MARSH         WEST       MATAGORDA
                                          A-7 AND     ISLAND 155    DELTA 61       ISLAND
                                           A-39        AND 156       AND 62         624          TOTAL
                                         ---------    ----------    ---------    ----------    ----------
THREE MONTHS ENDED
  SEPTEMBER 30, 1999:
    Ninety percent of gross
      proceeds.......................    $ 321,079    $   11,081    $ 623,737     $ 76,797     $1,032,694
    Less ninety percent of --
      Operating expenditures.........     (103,601)     (139,267)     (64,680)     (75,293)      (382,841)
      Capital costs recovered........         (205)      (61,458)      --           --            (61,663)
      Accrual for future abandonment
         costs.......................       --            --           --           --             --
                                         ---------    ----------    ---------     --------     ----------
    Net proceeds (excess costs)......    $ 217,273    $ (189,644)   $ 559,057     $  1,504     $  588,190
                                         =========    ==========    =========     ========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                          $  588,131
                                                                                               ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................          326         1,151        8,191          360         10,028
                                         =========    ==========    =========     ========     ==========
      Average sales price per Bbl....    $   14.40    $    14.69    $   16.41     $  14.83     $    16.09
                                         =========    ==========    =========     ========     ==========
      Natural gas (Mcf)..............      151,452            70      200,756       39,758        392,036
                                         =========    ==========    =========     ========     ==========
      Average sales price per Mcf....    $    2.09    $   --        $    2.44     $   1.80     $     2.22
                                         =========    ==========    =========     ========     ==========
    Producing wells..................            4        --                3            1              8

------------

o The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the three months ended September 30, 2000 and 1999 represent actual production for the periods May 2000 through July 2000 and May 1999 through July 1999, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

                                                         SOUTH
                                           BRAZOS        MARSH          WEST
                                          A-7 AND      ISLAND 155     DELTA 61     MATAGORDA
                                            A-39        AND 156        AND 62      ISLAND 624      TOTAL
                                         ----------    ----------    ----------    ----------    ----------
NINE MONTHS ENDED
  SEPTEMBER 30, 2000:
    Ninety percent of gross
      proceeds.......................    $1,044,852    $   93,095    $2,023,387    $ 185,569     $3,346,903
    Less ninety percent of --
      Operating expenditures.........      (263,937)     (205,137)     (232,737)     (90,240)      (792,051)
      Capital costs recovered........        --           (95,259)       --           --            (95,259)
      Accrual for future abandonment
         costs.......................       (30,481)      (11,557)      (13,410)      (4,552)       (60,000)
                                         ----------    ----------    ----------    ---------     ----------
    Net proceeds (excess costs)......    $  750,434    $ (218,858)   $1,777,240    $  90,777     $2,399,593
                                         ==========    ==========    ==========    =========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                            $2,399,353
                                                                                                 ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................           975           593        42,282        1,002         44,852
                                         ==========    ==========    ==========    =========     ==========
      Average sales price per Bbl....    $    26.10    $    26.48    $    25.35    $   27.11     $    25.42
                                         ==========    ==========    ==========    =========     ==========
      Natural gas (Mcf)..............       360,707        33,457       315,790       53,921        763,875
                                         ==========    ==========    ==========    =========     ==========
      Average sales price per Mcf....    $     2.83    $     2.31    $     3.01    $    2.94     $     2.89
                                         ==========    ==========    ==========    =========     ==========
    Producing wells..................             3        --                 3            1              7
                                                       SOUTH
                                          BRAZOS       MARSH         WEST
                                         A-7 AND     ISLAND 155    DELTA 61    MATAGORDA
                                           A-39       AND 156       AND 62     ISLAND 624      TOTAL
                                         --------    ----------    --------    ----------    ----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1999:
    Ninety percent of gross
      proceeds.......................    $951,282    $   74,684    $616,837    $ 240,457     $1,883,260
    Release of MMS royalty reserve...       --        2,116,594       --          --          2,116,594
    Less ninety percent of --
      Operating expenditures.........    (291,596)     (278,470)   (315,777)    (112,589)      (998,432)
      Capital costs recovered........      (4,099)      (61,458)      --          (5,625)       (71,182)
      Accrual for future abandonment
      costs..........................     (11,727)      (34,796)     (5,848)        (925)       (53,296)
                                         --------    ----------    --------    ---------     ----------
    Net proceeds (excess costs)......    $643,860    $1,816,554    $295,212    $ 121,318     $2,876,944
                                         ========    ==========    ========    =========     ==========
    Trust share of net proceeds
      (99.99%).......................                                                        $2,876,656
                                                                                             ==========
    Production Volumes and Average
      Prices:
      Crude oil, condensate and
         natural gas liquids
         (Bbls)......................         302         7,519       8,191        2,018         18,030
                                         ========    ==========    ========    =========     ==========
      Average sales price per Bbl....    $  17.85    $    10.94    $  16.41    $   11.55     $    13.60
                                         ========    ==========    ========    =========     ==========
      Natural gas (Mcf)..............     507,039        27,510     197,717      122,356        854,622
                                         ========    ==========    ========    =========     ==========
      Average sales price per Mcf....    $   1.87    $    (0.27)   $   2.44    $    1.77     $     1.92
                                         ========    ==========    ========    =========     ==========
    Producing wells..................           4        --               3            1              8

------------
o The amounts shown are for Mesa Offshore Royalty Partnership.

o The amounts for the nine months ended September 30, 2000 and 1999 represent actual production for the periods November 1999 through July 2000, and November 1998 through July 1999, respectively.

o Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

o Producing wells indicate the number of wells capable of production as of the end of the period.

o West Delta 61 and 62 ceased production in the second quarter of 1998 through mid-1999. However, operating expenses were being incurred for maintenance procedures. In late 1999, the Trust began receiving revenues due to successful farmouts of new wells.

o The release of MMS royalty reserve at September 30, 1999 represents the cost carryforward of $1.0 million, of which $0.7 million primarily related to well completion costs on the Brazos A-7 No. 5 and other unrecovered capital costs, and $0.3 million related to over distributions by Pioneer over the twelve months ending December 31, 1998, netted against the payment of amounts previously withheld by Pioneer relating to potential liabilities for royalty claims of $3.1 million.

                                    PART II

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.)

                                                                                     SEC FILE
                                                                                        OR
                                                                                   REGISTRATION    EXHIBIT
                                                                                      NUMBER       NUMBER
                                                                                   ------------    -------
       4(a)        *Mesa Offshore Trust Indenture between Mesa Petroleum Co.
                    and Texas Commerce Bank National Association, as Trustee,
                    dated December 15, 1982....................................      2-79673         10(gg)
       4(b)        *Overriding Royalty Conveyance between Mesa Petroleum Co.
                    and Mesa Offshore Royalty Partnership, dated December 15,
                    1982.......................................................      2-79673         10(hh)
       4(c)        *Partnership Agreement between Mesa Offshore Management Co.
                    and Texas Commerce Bank National Association, as Trustee,
                    dated December 15, 1982....................................      2-79673         10(ii)
       4(d)        *Amendment to Partnership Agreement between Mesa Offshore
                    Management Co., Texas Commerce Bank National Association,
                    as Trustee, and Mesa Operating Limited Partnership, dated
                    December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended
                    December 31, 1992 of Mesa Offshore Trust)..................       1-8432          4(d)
       4(e)        *Amendment to Partnership Agreement between Texas Commerce
                    Bank National Association, as Trustee and Mesa Operating
                    Limited Partnership dated as of January 5, 1994 (Exhibit
                    4(e) to Form 10-K for year ended December 31, 1993 of Mesa
                    Offshore Trust)............................................       1-8432          4(e)
         27        Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MESA OFFSHORE TRUST

                                          By THE CHASE MANHATTAN BANK
                                                     TRUSTEE

                                          By /s/ PETE FOSTER
                                                 PETE FOSTER
                                           SENIOR VICE PRESIDENT & TRUST OFFICER

Date:  November 13, 2000

     The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.