Form 10-K405
period 2000-12-31
MESA OFFSHORE TRUST
filed 2001-03-27
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 1-8432
                            ------------------------
                              MESA OFFSHORE TRUST

             (Exact Name of Registrant as Specified in Its Charter)

               NEW YORK                                     76-6004065
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)
       THE CHASE MANHATTAN BANK,                              77002
     INSTITUTIONAL TRUST SERVICES                           (Zip Code)
            712 MAIN STREET
            HOUSTON, TEXAS
    (Address of Principal Executive
               Offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 23, 2001, of $.1094 was approximately $7,874,636.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 23, 2001, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

    Documents Incorporated By Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                      --------
Item 1.                 Business....................................................         1
                        Description of the Trust....................................         1
                        Description of the Units....................................         2
                        Termination of the Trust....................................         5
                        Description of Royalty Properties...........................         6
                        Contracts...................................................        12
                        Regulation and Prices.......................................        13
Item 2.                 Properties..................................................        15
Item 3.                 Legal Proceedings...........................................        15
Item 4.                 Submission of Matters to a Vote of Security Holders.........        15

                                           PART II
Item 5.                 Market for the Registrant's Common Equity and Related
                        Unitholder Matters..........................................        16
Item 6.                 Selected Financial Data.....................................        16
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        16
                        Net Proceeds, Production and Average Prices (Unaudited).....        20
Item 8.                 Financial Statements and Supplementary Data.................        22
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................        31

                                           PART III
Item 10.                Directors and Executive Officers of the Registrant..........        31
Item 11.                Executive Compensation......................................        31
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................        31
Item 13.                Certain Relationships and Related Transactions..............        31

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................        31
SIGNATURES..........................................................................        33

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business--Termination of the Trust," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer Natural Resources Company ("Pioneer") has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

    The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, The Chase Manhattan Bank (the "Trustee"), 712 Main Street, Houston, Texas 77002. The telephone number of the Trust is 1-800-852-1422.

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

    Units of beneficial interest ("units") in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held. The units are listed on the Pacific Exchange under the symbol "MOS". The Trust has also been advised by the National Association of Securities Dealers Automated Quotation System that the units are currently being traded on the OTC Bulletin Board under the symbol "MOSH.OB."

    The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing;
(4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were $137,000, $132,000 and $128,000, for the years 2000, 1999 and 1998, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

    The Royalty Properties are required to be operated by PNR in accordance with reasonable and prudent business judgment and good oil and gas field practices. PNR has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. PNR markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See "Contracts" on page 12 of this Form 10-K. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production therefrom.

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

FEDERAL INCOME TAX MATTERS

    OWNERSHIP OF UNITS

    The federal income tax consequences to the unitholders of owning units depend on whether the Trust is classifiable as a grantor trust, a non-grantor trust, or a corporation. The Trustee reports on the basis that the Trust is a grantor trust. Based on its recent audit policy, the Internal Revenue Service ("IRS") is expected to concur with such action. No IRS ruling has been received with respect to the Trust, however, and no court case has been decided involving identical facts and circumstances. It is possible, therefore, that the IRS will assert on audit that the Trust is taxable as a corporation and that a court might agree with that assertion.

    INCOME AND DEPLETION

    Royalty income, net of depletion and severance taxes, is treated as portfolio income, and, subject to certain exceptions and transitional rules, Royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

    Generally, prior to the Revenue Reconciliation Act of 1990, the transferee of an oil and gas property could not claim percentage depletion with respect to production from the property if it was "proved" at the time of the transfer. This rule is not applicable in the case of transfers of properties after October 11, 1990. Thus, eligible unitholders that acquired units after that date are entitled to claim an allowance for percentage depletion with respect to Royalty income attributable to these units to the extent that this allowance exceeds cost depletion as computed for the relevant period.

    BACKUP WITHHOLDING

    Distributions from the Trust are generally subject to backup withholding at a rate of 31% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

    SALE OF UNITS

    Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to such property to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

    NON-U.S. UNITHOLDERS

    In general, a unitholder who is a nonresident alien individual or which is a foreign corporation, each a "non-U.S. unitholder" for purposes of this discussion, will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A non-U.S. unitholder may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under provisions of the Internal Revenue Code or pursuant to any similar provisions of applicable treaties. Upon making this election a unitholder is entitled to claim all deductions with respect to that income, but he must file a United States federal income tax return to claim these deductions. This election once made is irrevocable unless an applicable treaty allows the election to be made annually.

    The Internal Revenue Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, non-U.S. unitholders owning greater than five percent of the outstanding units are subject to United States federal income tax on the gain on the disposition of their units. Non-U.S. unitholders owning five percent or less of the outstanding units are not subject to United States federal income tax on the gain on the disposition of their units.

    Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder should consult with his own tax adviser as to the advisability of his ownership of units.

    TAX-EXEMPT ORGANIZATIONS

    Investments in publicly traded partnerships are treated the same as investments in other partnerships for purposes of the rules governing unrelated business taxable income. The Royalty and interest income should not be unrelated business taxable income so long as, generally, a unitholder did not incur debt to acquire a unit or otherwise incur or maintain a debt that would not have been incurred or maintained if the unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of Royalty income as unrelated business income. Tax-exempt unitholders should consult their own tax advisors with respect to the treatment of royalty income.

                            TERMINATION OF THE TRUST

    As discussed above under "Description of the Trust", the terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than the Termination Threshold or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see pages 11 and 12 of this Form 10-K and Note 7 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

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

    The December 31, 2000 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2003 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $10.1 million, while the Termination Threshold for 2000 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas prices in effect at December 31, 2000 of $26.30 per barrel and $10.17 per Mcf, respectively. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, future Royalty income would be significantly reduced if calculated using March 2001 prices. It is therefore possible, based on March 2001 estimated natural gas prices, (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2002 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 2000

                                                                                           PRODUCING WELLS(1)
                                                                                -----------------------------------------
                                                            PRODUCING ACRES            GROSS                  NET
                                                          -------------------   -------------------   -------------------
PROPERTY                                                   GROSS      NET(2)      OIL        GAS        OIL        GAS
--------                                                  --------   --------   --------   --------   --------   --------
Offshore Louisiana--
  South Marsh Island 155(3).............................    5,000      2,625       --         --         --         --
  South Marsh Island 156(3).............................    5,000      2,625       --         --         --         --
  West Delta 61.........................................    5,000      3,750       --          1         --         .1
  West Delta 62.........................................    5,000      3,750       --          1         --         .1
Offshore Texas--
  Brazos A-7............................................    5,760      2,160       --          1         --         .1
  Brazos A-39...........................................    5,760      2,160       --          1         --         .4
  Matagorda Island 624..................................    5,617      1,369       --          1         --         .3
                                                           ------     ------      ---        ---        ---        ---
    Total...............................................   37,137     18,439       --          5         --        1.0
                                                           ======     ======      ===        ===        ===        ===

------------------------

(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 2000, see "Net Proceeds, Production and Average Prices" on page 20 of this Form 10-K.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

(3) Production on this property ceased in February 2000. PNR has informed the Trust that it has no current plans for additional drilling or recompletion on this property. See "Operational Review" on page 18 of this Form 10-K.

RESERVES

    A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 2000, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 7, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

                                     [LOGO]

February 20, 2001

MESA Offshore Trust
Chase Bank of Texas, N.A. (as Trustee)
Chase Tower, Suite 1150
600 Travis Street
Houston TX 77002

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2000, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership," a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in ten Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The ten offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties." Three of these leases have been abandoned; reserves of the remaining seven leases are reported herein.

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

The development status shown herein represents the status applicable as of December 31, 2000. Data available from wells drilled on the appraised properties through December 31, 2000 was used in estimating gross ultimate recovery. Gross production estimated to December 31, 2000, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 2000 since production data for these properties was not available throughout 2000.

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

MESA Offshore Trust
February 20, 2000
Page 2

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

    - Proved - Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

    - Developed - Reserves that are recoverable from existing wells with current operating methods and expenses. Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

    - Undeveloped - Reserves that are recoverable from additional wells yet to be drilled. Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 1999, are as follows:

TOTAL, PROVED RESERVES (PDP+PNP):
    Natural Gas (Mcf).......................................  901,408
    Oil and Condensate (bbl)................................   36,961
    Natural Gas Liquids (bbl)...............................        0

PROVED DEVELOPED PRODUCING RESERVES (PDP)
    Natural Gas (Mcf).......................................  366,564
    Oil and Condensate (bbl)................................   20,971
    Natural Gas Liquids (bbl)...............................        0

Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged

MESA Offshore Trust
February 20, 2000
Page 3

monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. As of December 31, 2000 the Partnership Interest did not have a deficit balance.

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

The assumptions used for estimating future prices and costs are as follows:

    - Oil and Condensate Prices - Oil and condensate prices were held constant for the life of the properties.

    - Natural Gas Prices - Gas prices were held constant for the life of the properties.

    - Natural Gas Liquids Prices - Natural gas liquids prices were held constant for the life of the properties.

    - Operating and Capital Costs - Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2000 values and were not adjusted for inflation.

A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 1999 is as follows:

COMBINED INTEREST:
    Future Gross Revenue ($)................................   11,974,073
    Production and Ad Valorem Taxes ($).....................            0
    Operating Costs ($).....................................     (687,838)
    Capital Costs ($)(1)....................................  (10,141,335)
    Future Net Revenue ($)..................................    1,144,896

    Accrued Revenue for Abandonment Costs ($)...............   10,125,087
    Future Accrued Revenue for Abandonment Costs ($)........            0
    Cumulative Net Profits Deficit @ 12/31/00...............            0
    Revenue Subject to Net Profits Interest ($).............   11,269,983

PARTNERSHIP INTEREST:
    Future Net Revenue ($)(2)...............................   10,142,985
    Present Worth at 10 Percent ($).........................    8,775,865

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

MESA Offshore Trust
February 20, 2000
Page 4

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

    Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 2000. These prices (having a weighted average of $26.30 per barrel and $10.17 per Mcf as of December 31, 2000) were held constant over the estimated life of the Royalty Properties. Such prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 2000 was $2.96 per Mcf, representing a combination of contract prices and spot market prices, while the average price of crude oil, condensate and natural gas liquids was $24.04.

    The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 2000. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in these estimates.

PROPERTY                                             PRODUCTIVE LIFE(1)(2)
--------                                             ---------------------
South Marsh Island 155/156(3)......................  0 years
West Delta 61/62...................................  6-7 years
Brazos A-7.........................................  3-4 years
Brazos A-39........................................  1-2 years
Matagorda Island 624...............................  2-3 years

------------------------

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

(3) Production on this property ceased in February 2000. PNR has informed the Trust that it has no current plans for additional drilling or recompletion on this property. See "Operational Review" on page 18 of this Form 10-K.

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

    Standardized measure at December 31, 2000 was calculated using a natural gas price of $10.17 per Mcf. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, the discounted future net cash flows would be significantly reduced if the standardized measure was calculated using March 2001 prices.

PROCEEDS, PRODUCTION AND AVERAGE PRICES

    Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

                                   CONTRACTS

    GENERAL. PNR has advised the Trust that during 2000 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 2000 were generally higher than spot market prices in 1999. Information regarding recent prices received for production from the Royalty Properties is provided below.

       BRAZOS A-7 AND A-39. In March 2001, most of the gas from this property was being sold to H&N, Limited at an average price of $4.87 per MMBtu.

       MATAGORDA ISLAND 624. In March 2001, most of the gas from this property was being sold to H&N, Limited at an average price of $4.83 per MMBtu.

MARKET FOR NATURAL GAS

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's has been affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 1999 and 2000, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 per Mcf in 1995. Annual wellhead prices generally increased from 1995 to $2.32 per MCF in 1997, decreased to $1.94 in 1998, increased to $2.08 per Mcf in 1999 and increased to $3.35 per Mcf in 2000, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

FERC REGULATION

    In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a

Statement of Policy regarding its jurisdiction under the NGA and Outer Continental Shelf Lands Act ("OCSLA") over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. Recently, in addition to the traditional factors, the FERC has added another factor to be considered for purposes of identifying the demarcation point between gathering and transportation on OCS pipeline systems, i.e., whether the system contains a centralized aggregation point where gas supplies are delivered by multiple small diameter lines for aggregation and subsequent delivery onshore through a larger diameter pipeline. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637, ET SEQ. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. On April 10, 2000, the FERC issued Order No. 639, which established new regulations under the OCSLA applicable to natural gas pipelines operating on the OCS. The new regulations require non-exempt OCS gas service providers to file with the FERC information regarding their affiliations and the rates and terms pursuant to which they provide service to each and every shipper. The purpose of the reporting requirements is to assist FERC and interested persons in determining whether OCS gas service providers are complying with the open access and nondiscrimination requirements of the OCSLA and enable shippers which are subject to discrimination and anti-competitive practices to bring such practices to the FERC's attention and seek remedial action. In Order No. 639-A, the FERC clarified and modified certain of the regulations. Order Nos. 639 and 639-A are pending judicial review. As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

ENVIRONMENTAL

    PNR's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"), the Solid Waste Disposal Act, the Clean Air Act, and the Federal Water Pollution Control Act. These laws and regulations, including their state counterparts, can impose liability upon the lessee under a lease for the cost of cleanup of discharged materials resulting from a lessee's operations or can subject the lessee to liability for damages to natural resources. Violations of environmental laws, regulations, or permits can result in civil and criminal penalties as well as potential injunctions curtailing operations in affected areas and restrictions on the injection of liquids into the subsurface that may contaminate groundwater. PNR maintains insurance for costs of cleanup operations, but it is not fully insured against all such risks. A serious release of regulated materials could result in the U.S. Department of the Interior requiring lessees under federal leases to suspend or cease operations in the affected area. In addition, the recent trend toward stricter standards and regulations in environmental legislation is likely to continue. For example, legislation has been proposed in Congress that would reclassify certain oil and gas production wastes as "hazardous wastes" which would subject the handling, disposal and cleanup of these wastes to more stringent requirements and result in increased operating costs for the Royalty Properties, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these initiatives could have a similar impact on the Royalty Properties.

    From time to time, federal and state environmental agencies propose regulations which could have a direct and material impact on PNR's operations. For example, under the Oil Pollution Act of 1990, as amended by the Coast Guard Authorization Act of 1996 (collectively, "OPA"), parties responsible for offshore facilities must establish and maintain evidence of oil-spill financial responsibility ("OSFR") for costs attributable to potential oil spills. OPA requires a minimum of $35 million in OSFR for offshore facilities located on the OCS. This amount is subject to upward regulatory adjustment up to $150 million. Responsible parties for more than one offshore facility are required to provide OSFR only for their offshore facility requiring the highest OSFR. In 1998, the Minerals Management Service ("MMS") adopted regulations for establishing the amount of OSFR required for particular facilities. The amount of OSFR increases as the volume of a facility's worst-case oil spill increases. Accordingly, for facilities with worst-case spills of less than 35,000 barrels, only $35 million in OSFR is required; for worst-case spills of over 35,000 barrels, $70 million is required; for worst-case spills of over 70,000 barrels, $105 million is required; and for worst-case spills of over 105,000 barrels, $150 million is required. In addition, all OSFR below $150 million remains subject to upward regulatory adjustment if warranted by the particular operational, environmental, human health or other risks involved with a facility. Under this regulation, PNR is required to maintain $35 million in OSFR for its offshore facilities. PNR is maintaining its OSFR in this amount by insurance. Although the working interest owners have advised the Trust that current environmental regulation has had no material adverse effect on the working interest owners' present method of operations, the impact of the recently adopted regulatory changes, and of future environmental regulatory developments such as stricter environmental regulation and enforcement policies, cannot presently be quantified. By letter dated November 9, 1995, PNR was advised by the MMS that it does not qualify for a waiver from supplemental bond requirements and that PNR may be required to post supplemental bonds covering its potential obligations with respect to offshore operations. PNR executed a guaranty of abandonment liability (area wide) with the MMS on April 26, 1996, in satisfaction of these obligations.

    PNR has advised the Trust that it is not involved in any administrative or judicial proceedings relating to the Royalty Properties arising under federal, state, or local environmental protection laws and regulations which would have a material adverse effect on the Trust's financial position or results of operations.

PLATFORM ABANDONMENT AND REMOVAL

    PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR withholds from the Trust a reserve to cover these future abandonment and removal costs. See Note 7 in the Notes to Financial Statements for amounts withheld as of December 31, 2000 and amounts to be withheld in the future.

ITEM 2.  PROPERTIES.

    Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of unitholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
  MATTERS.

    The units of beneficial interest of the Trust are traded on the Pacific Exchange--ticker symbol MOS. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2000 were as follows:

                                                                  2000                                 1999
                                                   ----------------------------------   ----------------------------------
                                                                         DISTRIBUTION                         DISTRIBUTION
                                                     HIGH       LOW          PAID         HIGH       LOW          PAID
                                                   --------   --------   ------------   --------   --------   ------------
First Quarter....................................   $.234      $.031        $.0177       $.047      $.016        $   --
Second Quarter...................................   $.234      $.031        $.0064       $.125      $.016        $.0272
Third Quarter....................................   $.125      $.016        $.0058       $.109      $.047        $.0079
Fourth Quarter...................................   $.109      $.047        $.0199       $.125      $.016        $.0059

    At March 23, 2001, the 71,980,216 units outstanding were held by 13,774 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                      2000         1999         1998          1997         1996
                                   ----------   ----------   -----------   ----------   -----------
Royalty income...................  $3,909,836   $3,474,732   $ 1,683,664   $5,737,644   $    36,014
Distributable income.............  $3,586,711   $2,952,611   $ 1,487,139   $4,900,814   $        --
Distributable income per unit....  $    .0498   $    .0410   $     .0206   $    .0681   $        --
Excess cost carryforward.........  $       --   $       --   $(1,109,013)  $       --   $(3,149,598)
Total assets at year end.........  $3,463,972   $2,455,718   $ 1,915,901   $3,274,532   $ 2,602,742

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

    YEARS 2000 AND 1999

    Royalty income increased to $3,909,836 in 2000 as compared to $3,474,732 in 1999. Royalty income in 2000 included a revision to the Trust's interest in two wells located at West Delta 62 that resulted in a one-time payment in 2000 of $787,463. Royalty income in 1999 included a release of MMS royalty reserve of $2,116,594 (discussed below). Excluding the one-time payment from West Delta 62 in 2000 and the release of the MMS royalty reserve in 1999, royalty income would have increased to $3,122,373 as compared to $1,358,138 in 1999. The increase in royalty income is primarily related to new production from the farmout agreement on West Delta 61 entered into in late 1999 and increased natural gas and crude oil, condensate and natural gas liquids average sale prices. Distributable income increased to $3,586,711 ($.0498 per unit) in 2000 as compared to $2,952,611 ($.0410 per unit) in 1999. General and administrative expense decreased in 2000 as compared to 1999 due to the Trust's recovery of $140,500 in 1999 to replenish the Trust's expense reserve fund.

    Production volumes for natural gas decreased to 1,115,766 Mcf in 2000 compared with 1,123,322 Mcf in 1999. The decrease was due primarily to natural production decline partially offset by production volumes from the West Delta 61 farmout agreement and 201,423 Mcf related to the revision of the Trust's interest in two wells located at West Delta 62. The average sale price received for natural gas in 2000 was $2.96 per Mcf compared with $2.09 per Mcf in 1999.

    Crude oil, condensate and natural gas liquids production volumes increased to 76,184 barrels in 2000 compared with 23,655 barrels in 1999. The increase was due primarily to new production from the farmout agreement on West Delta 61 and a revision to the Trust's interest in a well located at West Delta 62. Excluding the one-time volumes associated with West Delta 62 revision, crude oil, condensate and natural gas liquids production volumes were 57,908 barrels in 2000. The average sale price in 2000 for crude oil, condensate and natural gas liquids was $24.04 per barrel compared with $15.14 per barrel in 1999.

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

    Production volumes for natural gas decreased to 1,123,322 Mcf in 1999 compared with 1,277,464 Mcf in 1998. The decrease was due primarily to the cessation of production from South Marsh Island 155 and 156 in the fourth quarter of 1999, and natural production decline on Matagorda Island 624 partially offset by increased production at Brazos A-7 and A-39 and West Delta 61 and 62 due to the successful farmouts. See "Operational Review". The average sale price received for natural gas in 1999 was $2.09 per Mcf as compared to $2.31 per Mcf in 1998.

    Crude oil, condensate and natural gas liquids production volumes decreased to 23,655 barrels in 1999 compared to 51,066 barrels in 1998 due to the cessation of production from South Marsh Island 155 and 156 in the fourth quarter of 1999. See "Operational Review." The average sale price in 1999 for crude oil, condensate and natural gas liquids was $15.14 per barrel compared with $13.03 per barrel in 1998.

    GENERAL

    From inception of the Trust on December 1, 1982 through December 31, 1987, PNR, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, PNR spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. PNR spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995 and $21.9 million ($13.8 million net to the Trust) in 1996. PNR also spent $2.9 million ($1.8 million net to the Trust) in 1997, $7.5 million ($746,000 net to the Trust) in 1998, $117,000 ($73,000 net to the Trust) in 1999
and $247,000 ($138,000 net to the Trust) in 2000. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. However, PNR is evaluating some potential exploration prospects on certain blocks owned in part by the Trust. Due to the limited financial capacity of the Trust, PNR expects it will attempt to farm out the Trust's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

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

    The December 31, 2000 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2003 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $10.1 million while the Termination Threshold for 2000 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas price in effect at December 31, 2000 of $26.30 per barrel and $10.17 per Mcf, respectively. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, future Royalty income would be significantly reduced if calculated using March 2001 prices. It is therefore possible, based on March 2001 estimated natural gas prices, (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2002 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

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

OPERATIONAL REVIEW

    As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 2000, its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were significantly higher in 2000 than spot market prices in 1999.

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

    The Brazos A-7 and A-39 blocks experienced a decrease in production due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to Newfield Exploration Co. and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. During the fourth quarter of 1998, PNR incurred $7.35 million ($661,000 net to the Trust) of completion costs for the Brazos A-7 No. B-1 (formerly named No. 5) well. As of June 30, 1999, the cost carryforward resulting from the completion costs on the Brazos A-7 No. B-1 well, other capital expenditures and over distributions by PNR were recovered. The No. B-1 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 5.5 MMcf and 9 barrels of condensate per day. PNR farmed out their interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% override (1.8% net to the Trust) in one-fourth of the Brazos A-39 block farmed out and one-fourth of three surrounding blocks.

    The South Marsh Island 155 and 156 blocks ceased production in the first quarter of 2000. Four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the wells ceased production in February 2000. PNR expects to begin abandonment procedures in 2001.

    The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in 2000 as compared to 1999 primarily due to new production from farmout agreements and a revision to the Trust's interest in a well located at West Delta 62. In portions of West Delta block 62, the Trust is receiving Royalty income from this property pursuant to a farmout agreement with Walter Oil and Gas Corporation. The interest in the farmout wells which is attributable to the Trust, consists of a 7.5% net profits interest. The wells are currently producing at a rate of 4 MMcf and 109 barrels of condensate per day. In West Delta block 61, PNR farmed out portions of the block to Stone Energy Corporation (formerly Basin Exploration), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator drilled 3 exploratory wells, 2 of which were successful. The 2 successful wells began producing during the second quarter of 1999 with one currently producing at a rate of 400 Mcf and 329 barrels of condensate per day.

    Matagorda Island 624 production decreased in 2000 as compared to 1999, primarily due to natural production decline. Gross production for the block is currently 669 Mcf per day and zero barrels of condensate per day as of February 2001 compared to 1.1 MMcf per day and 14 barrels of condensate per day as of March 2000.

            NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                     SOUTH
                                                                     MARSH         WEST       MATAGORDA
                                                       BRAZOS      ISLAND 155      DELTA        ISLAND
                                                    A-7 AND A-39    AND 156      61 AND 62       624          TOTAL
                                                    ------------   ----------   -----------   ----------   -----------
YEAR ENDED DECEMBER 31, 2000:
  90% of--
    Gross proceeds................................   $1,334,771    $  93,542    $ 3,480,392    $229,686    $ 5,138,391
  Less 90% of--
    Operating costs...............................     (351,210)    (239,010)      (294,441)   (115,434)    (1,000,095)
    Capital costs recovered.......................      (42,544)     (95,525)            --          --       (138,069)
    Accrual for future abandonment costs..........      (33,767)     (11,565)       (39,562)     (5,106)       (90,000)
                                                     ----------    ----------   -----------    --------    -----------
  Net Proceeds....................................   $  907,250    $(252,558)   $ 3,146,389    $109,146    $ 3,910,227
                                                     ==========    ==========   ===========    ========    ===========
Trust share of net proceeds (99.99%)..............                                                         $ 3,909,836
                                                                                                           ===========
90% of Production Volumes and Average Sales
  Prices:
  Crude oil, condensate and natural gas liquids
  (Bbls).                                                   969          593         73,413       1,209         76,184
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Bbl.....................   $    26.49    $   26.48    $     23.93    $  27.64    $     24.04
                                                     ==========    ==========   ===========    ========    ===========
  Natural gas (Mcf)...............................      419,880       33,595        599,642      62,649      1,115,766
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Mcf.....................   $     3.12    $    2.32    $      2.87    $   3.13    $      2.96
                                                     ==========    ==========   ===========    ========    ===========
Producing wells (gross)...........................            2            0              2           1              5
YEAR ENDED DECEMBER 31, 1999:
  90% of--
    Gross proceeds................................   $1,286,275    $  87,980    $ 1,030,851    $297,346    $ 2,702,452
    Release of MMS royalty reserve................           --    2,116,594             --          --      2,116,594
  Less 90% of--
    Operating costs...............................     (370,852)    (329,626)      (380,637)   (136,573)    (1,217,688)
    Capital costs recovered.......................       (2,057)     (65,300)            --      (5,625)       (72,982)
    Accrual for future abandonment costs and
      interest on cost carryforward...............      (11,727)     (34,796)        (5,848)       (925)       (53,296)
                                                     ----------    ----------   -----------    --------    -----------
  Net Proceeds....................................   $  901,639    $1,774,852   $   644,366    $154,223    $ 3,475,080
                                                     ==========    ==========   ===========    ========    ===========
Trust share of net proceeds (99.99%)..............                                                         $ 3,474,732
                                                                                                           ===========
90% of Production Volumes and Average Sales
  Prices:
  Crude oil, condensate and natural gas liquids
  (Bbls).                                                   604        7,519         13,181       2,351         23,655
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Bbl.....................   $    18.94    $   10.94    $     17.59    $  13.87    $     15.14
                                                     ==========    ==========   ===========    ========    ===========
  Natural gas (Mcf)...............................      636,058       27,510        317,538     142,216      1,123,322
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Mcf.....................   $     2.00    $    0.21    $      2.52    $   1.86    $      2.09
                                                     ==========    ==========   ===========    ========    ===========
Producing wells (gross)...........................            3            1              3           1              8
YEAR ENDED DECEMBER 31, 1998:
  90% of--
    Gross proceeds................................   $  872,631    $1,527,059   $   456,750    $761,902    $ 3,618,342
  Less 90% of--
    Operating costs...............................     (299,732)    (795,642)      (580,501)   (153,745)    (1,829,620)
    Capital costs recovered.......................           --      (23,007)            --      (1,883)       (24,890)
    Accrual for future abandonment costs and
      interest on cost carryforward...............      (46,908)      (5,999)       (23,392)     (3,701)       (80,000)
                                                     ----------    ----------   -----------    --------    -----------
  Net Proceeds
    (Excess Costs)................................   $  525,991    $ 702,411    $  (147,143)   $602,573    $ 1,683,832
                                                     ==========    ==========   ===========    ========    ===========
Trust share of net proceeds (99.99%)..............                                                         $ 1,683,664
                                                                                                           ===========
90% of Production Volumes and Average Sales
  Prices:
  Crude oil, condensate and natural gas liquids
  (Bbls).                                                 1,668       43,589          1,013       4,796         51,066
                                                     ==========    ==========   ===========    ========    ===========
Average sales price per Bbl.......................   $    11.04    $   12.53    $     13.09    $  18.24    $     13.03
                                                     ==========    ==========   ===========    ========    ===========
Natural gas (Mcf).................................      384,969      419,725        170,106     302,664      1,277,464
                                                     ==========    ==========   ===========    ========    ===========
Average sales price per Mcf.......................   $     2.22    $    2.34    $      2.61    $   2.23    $      2.31
                                                     ==========    ==========   ===========    ========    ===========
Producing wells (gross)...........................            4            2              3           1             10

------------------------------

    - The amounts shown are for the Mesa Offshore Royalty Partnership.

    - Producing wells indicates the gross number of wells capable of production as of the end of the period.

    - Gross proceeds is based on actual production for a twelve-month period ending on October 31 of each year, respectively.

    - Capital costs recovered represent capital costs incurred during the current or prior period to the extent that such costs have been recovered by PNR from gross proceeds.

    - 1999 natural gas average sales price per Mcf for South Marsh Island 155 & 156 includes transportation charges relating to 1998 sales volumes that were not billed to PNR until 1999.

    - The release of MMS royalty reserve included in the twelve months ended December 31, 1999 relates to a refund by PNR to the Trust of $3.1 million after settling all known disputes with the MMS involving Trust properties, reduced by the cost carryforward of $1.0 million that existed at the time of the refund (see "Liquidity Capital Resources" in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations").

    - West Delta 61 and 62 proceeds includes a one-time payment in 2000 of $787,463 for a revision to Trust's interest in wells located at West Delta 62.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MESA OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Royalty income...........................................  $3,909,836   $3,474,732   $1,683,664
Interest income..........................................     133,461      100,935      121,430
General and administrative expense.......................    (456,586)    (623,056)    (317,955)
                                                           ----------   ----------   ----------
Distributable income.....................................  $3,586,711   $2,952,611   $1,487,139
                                                           ==========   ==========   ==========
Distributable income per unit............................  $   0.0498   $   0.0410   $   0.0206
                                                           ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                           ASSETS
Cash and short-term investments.............................  $   3,427,324   $   2,394,446
Interest receivable.........................................         13,092          28,636
Net overriding royalty interest in oil and gas properties...    380,905,000     380,905,000
  Less: accumulated amortization............................   (380,881,444)   (380,872,364)
                                                              -------------   -------------
Total assets................................................  $   3,463,972   $   2,455,718
                                                              =============   =============
                LIABILITIES AND TRUST CORPUS
Reserve for trust expenses..................................  $   2,000,000   $   2,000,000
Distribution payable........................................      1,440,416         423,082
Trust corpus (71,980,216 units of beneficial interest
  authorized and outstanding)...............................         23,556          32,636
                                                              -------------   -------------
Total liabilities and trust corpus..........................  $   3,463,972   $   2,455,718
                                                              =============   =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Trust corpus, beginning of year........................  $    32,636   $    56,401   $   248,200
  Distributable income.................................    3,586,711     2,952,611     1,487,139
  Distributions to unitholders.........................   (3,586,711)   (2,952,611)   (1,487,139)
  Amortization of net overriding royalty interest......       (9,080)      (23,765)     (191,799)
                                                         -----------   -----------   -----------
Trust corpus, end of year..............................  $    23,556   $    32,636   $    56,401
                                                         ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1)  TRUST ORGANIZATION AND PROVISIONS

    THE TRUST

    The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust is an independent trust administered by The Chase Manhattan Bank, as trustee (the "Trustee") successor by merger.

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

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or
    (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were $137,000, $132,000 and $128,000 for the years 2000, 1999 and 1998, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(1)  TRUST ORGANIZATION AND PROVISIONS (CONTINUED)
    STATUS OF THE TRUST

    The December 31, 2000 reserve report prepared for the Partnership (See
Note 7) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately
$10.1 million while the Termination Threshold for 2000 was approximately
$1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas prices in effect at December 31, 2000 of $26.30 per barrel and $10.17 per Mcf, respectively. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, future Royalty income would be significantly reduced if calculated using March 2001 prices. It is therefore possible, based on March 2001 estimated natural gas prices, (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2002 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

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

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(3)  BASIS OF ACCOUNTING (CONTINUED)
    This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because, under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

(7)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 2000, 1999 and 1998 are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED) estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED)
    The following schedules set forth (i) the estimated net quantities of proved and proved developed oil, condensate and natural gas liquids and natural gas reserves attributable to the Royalty, and (ii) the standardized measure of the discounted future royalty income attributable to the Royalty and the nature of changes in such standardized measure between years. These schedules are prepared on the accrual basis, which is the basis on which PNR maintains its production records and is different from the basis on which the Royalty is computed.

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                                               OIL AND      NATURAL
                                                              CONDENSATE      GAS
                                                              ----------   ---------
                                                                (BBLS)       (MCF)
Proved Reserves:
  December 31, 1997.........................................     70,117    2,464,682
    Revisions of previous estimates.........................    115,088     (615,111)
    Extensions, discoveries and other additions.............    241,200      984,112
    Production..............................................    (22,133)    (553,682)
                                                               --------    ---------
  December 31, 1998.........................................    404,272    2,280,001
    Revisions of previous estimates.........................   (322,875)    (712,697)
    Extensions, discoveries and other additions.............         --           --
    Production..............................................     (3,431)    (162,926)
                                                               --------    ---------
  December 31, 1999.........................................     77,966    1,404,378
    Revisions of previous estimates.........................        552      153,193
    Extensions, discoveries and other additions.............         --           --
    Production..............................................    (41,557)    (656,163)
                                                               --------    ---------
  December 31, 2000.........................................     36,961      901,408
                                                               ========    =========
Proved Developed Reserves:
  December 31, 1998.........................................      5,628      933,684
                                                               ========    =========
  December 31, 1999.........................................     64,424    1,041,961
                                                               ========    =========
  December 31, 2000.........................................     36,961      901,408
                                                               ========    =========

------------------------

(See Notes on following page.)

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED)
               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
      PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds.....................  $10,777     $6,376
Less ninety percent of--
  Future operating costs....................................     (619)    (1,179)
  Future capital costs, net of amounts previously accrued...      (15)      (425)
                                                              -------     ------
Future royalty income.......................................   10,143      4,772
Discount at 10% per annum...................................   (1,367)      (525)
                                                              -------     ------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $ 8,776     $4,247
                                                              =======     ======

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Standardized measure at beginning of year...................  $ 4,247    $ 3,977    $ 1,884
                                                              -------    -------    -------
  Revisions of previous estimates...........................   (3,218)    (4,629)      (559)
  Net changes in prices and production costs................   10,444      4,893      1,188
  Extensions, discoveries and other additions...............       --         --      2,960
  Royalty income............................................   (3,122)      (392)    (1,684)
  Accretion of discount.....................................      425        398        188
                                                              -------    -------    -------
  Net changes in standardized measure.......................    4,529        270      2,093
                                                              -------    -------    -------
Standardized measure at end of year.........................  $ 8,776    $ 4,247    $ 3,977
                                                              =======    =======    =======

------------------------

- The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

- The "Future capital costs, net of amounts previously accrued" at December 31, 2000 includes, in thousands, $9,113 of future abandonment costs net of $9,113 previously accrued by PNR.

- 1999 Royalty income reflected in the "Changes in the Standardized Measure of Future Royalty Income" excludes $3.1 million from the release of MMS royalty payments withheld from the Trust as such amounts were not reflected in the Partnership's reserve report.

- Standardized measure at December 31, 2000 was calculated using a natural gas price of $10.17 per Mcf. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, the discounted future net cash flows would be significantly reduced if the standardized measure was calculated using March 2001 prices.

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(8)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                 MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                ----------   ----------   ------------   -----------
2000:
Royalty income................................  $1,314,423   $  622,981     $461,949     $1,510,483
Distributable income..........................  $1,270,695   $  459,085     $416,514     $1,440,417
Distributable income per unit.................  $    .0177   $    .0064     $  .0058     $    .0199

1999:
Royalty income................................  $       --   $2,288,525     $588,131     $  598,076
Distributable income..........................  $       --   $1,958,849     $570,680     $  423,082
Distributable income per unit.................  $       --   $    .0272     $  .0079     $    .0059

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE CHASE MANHATTAN BANK (TRUSTEE)
  AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

    We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As described in Note 3, these financial statements were prepared on the basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2000 and 1999, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000, on the basis of accounting described in Note 3.

                                               ARTHUR ANDERSEN LLP

Houston, Texas
March 23, 2001

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A)(1)FINANCIAL STATEMENTS

    The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Statements of Distributable Income..........................       22
Statements of Assets, Liabilities and Trust Corpus..........       22
Statements of Changes in Trust Corpus.......................       22
Notes to Financial Statements...............................       23
Report of Independent Public Accountants....................       30

------------------------

    (A)(2)SCHEDULES

    Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

    (A)(3)EXHIBITS

                                                                    SEC FILE OR
                                                                    REGISTRATION      EXHIBIT
                                                                       NUMBER          NUMBER
                                                                    ------------      --------
4(a)  *Mesa Offshore Trust Indenture between Mesa Petroleum Co.
       and Texas Commerce Bank National Association, as Trustee,
       dated December 15, 1982....................................    2-79673            10(gg)

4(b)  *Overriding Royalty Conveyance between Mesa Petroleum Co.
       and Mesa Offshore Royalty Partnership, dated December 15,
       1982.......................................................    2-79673            10(hh)

4(c)  *Partnership Agreement between Mesa Offshore Management Co.
       and Texas Commerce Bank National Association, as Trustee,
       dated December 15, 1982....................................    2-79673            10(ii)

4(d)  *Amendment to Partnership Agreement between Mesa Offshore
       Management Co., Texas Commerce Bank National Association,
       as Trustee, and Mesa Operating Limited Partnership, dated
       December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended
       December 31, 1992 of Mesa Offshore Trust)..................     1-8432             4(d)

4(e)  *Amendment to Partnership Agreement between Texas Commerce
       Bank National Association, as Trustee, and Mesa Operating
       dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for
       year ended December 31, 1993 of Mesa Offshore Trust).......     1-8432             4(e)

------------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MESA OFFSHORE TRUST

                                                       By   THE CHASE MANHATTAN BANK, TRUSTEE

                                                       By                /s/ PETE FOSTER
                                                            -----------------------------------------
                                                                           Pete Foster
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

March 23, 2001

    The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.