Form 10-Q
period 2001-03-31
MESA OFFSHORE TRUST
filed 2001-05-14
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED ENDED MARCH 31, 2001

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

           THE CHASE MANHATTAN BANK
         INSTITUTIONAL TRUST SERVICES
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

    As of May 10, 2001--71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              MESA OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  2001               2000
                                                              -------------      -------------
Royalty income..............................................  $     727,678      $   1,314,423
Interest income.............................................         31,812             33,316
General and administrative expense..........................       (151,388)           (77,044)
                                                              -------------      -------------
  Distributable income......................................  $     608,102      $   1,270,695
                                                              =============      =============
  Distributable income per unit.............................  $       .0084      $       .0177
                                                              =============      =============

                      STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                MARCH 31,        DECEMBER 31,
                                                                  2001               2000
                                                              -------------      -------------
                                                               (UNAUDITED)
                           ASSETS
Cash and short-term investments.............................  $   2,576,290      $   3,427,324
Interest receivable.........................................         31,812             13,092
Net overriding royalty interest in oil and gas properties...    380,905,000        380,905,000
Accumulated amortization....................................   (380,883,021)      (380,881,444)
                                                              -------------      -------------
        Total assets........................................  $   2,630,081      $   3,463,972
                                                              =============      =============
                LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses..................................  $   2,000,000      $   2,000,000
Distributions payable.......................................        608,102          1,440,416
Trust corpus (71,980,216 units of beneficial interest
  authorized and outstanding)...............................         21,979             23,556
                                                              -------------      -------------
    Total liabilities and trust corpus......................  $   2,630,081      $   3,463,972
                                                              =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                2001             2000
                                                              ---------      -------------
Trust corpus, beginning of period...........................  $  23,556      $      32,636
  Distributable income......................................    608,102          1,270,695
  Distributions to unitholders..............................   (608,102)        (1,270,695)
  Amortization of net overriding royalty interest...........     (1,577)            (8,990)
                                                              ---------      -------------
Trust corpus, end of period.................................  $  21,979      $      23,646
                                                              =========      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--TRUST ORGANIZATION

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

STATUS OF THE TRUST

    The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 2000 reserve report prepared for the Partnership (see the Trust's 2000 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $10.1 million while the Termination Threshold for 2000 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas prices in effect at December 31, 2000 of $26.30 per barrel and $10.17 per Mcf, respectively. Natural gas prices have declined significantly to approximately $5.00 per Mcf in March 2001; consequently, future Royalty income would be significantly reduced if calculated using March 2001 prices. It is therefore possible, based on March 2001 estimated gas prices, (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2002 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

                              MESA OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by The Chase Manhattan Bank (the "Trustee"), the successor by merger to the Chase Bank of Texas, National Association, in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2000 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FINANCIAL REVIEW

    Distributable income for the first quarter of 2001, was $608,102, representing $.0084 per unit, as compared to $1,270,695, representing $.0177 per unit in the first quarter of 2000. The per unit amounts of distributable income for the first quarter of 2001 and 2000 were earned by month as follows:

                                                             2001          2000
                                                           --------      --------
January..................................................   $.0027        $.0108
February.................................................    .0029         .0042
March....................................................    .0028         .0027
                                                            ------        ------
                                                            $.0084        $.0177

    Royalty income was $727,678 in the first quarter of 2001 as compared to $1,314,423 for the first quarter of 2000. Royalty income in the first quarter of 2001 decreased when compared to the first quarter of 2000, primarily due to lower production volumes from West Delta 61 and 62 blocks in 2001. West Delta blocks 61 and 62 experienced higher production in early 2000 due to farmout agreements entered into in late 1999. The increase in natural gas and crude oil, condensate and natural gas liquid average prices partially offset the decrease in production volumes.

    Production volumes for natural gas decreased to 153,477 Mcf in the first quarter of 2001 from 427,963 Mcf in the first quarter of 2000. The average price received for natural gas was $5.17 per Mcf in the first quarter of 2001 as compared to $2.86 per Mcf in the first quarter of 2000.

    Crude oil, condensate and natural gas liquids production decreased to 6,462 barrels in the first quarter of 2001 from 22,680 barrels in the first quarter of 2000. The average price received for crude oil, condensate and natural gas liquids was $28.63 per barrel in the first quarter of 2001, as compared to $22.64 per barrel in the first quarter of 2000.

OPERATIONAL REVIEW

    PNR has advised the Trust that during the first quarter of 2001 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2001 were generally higher than spot market prices in the first quarter of 2000.

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

    The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to natural production decline. PNR farmed out a portion of the Brazos A-7 block to Newfield Exploration Co. and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. The No. B-1 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 4.6 MMcf and 10 barrels of condensate per day. PNR farmed out their interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% override (1.8% net to the Trust) in one-fourth of the Brazos A-39 block farmed out and one-fourth of three surrounding blocks.

    The South Marsh Island 155 and 156 blocks ceased production in the first quarter of 2000. Four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the well ceased production again in February 2000. PNR has commenced abandonment procedures subsequent to quarter-end.

    The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production in the first quarter of 2001 as compared to the first quarter of 2000 due to higher production in early 2000 from farmout agreements in late 1999. In portions of West Delta block 62, the Trust is receiving Royalty income pursuant to a farmout agreement with Walter Oil and Gas Corporation. The interest in the farmout wells that is attributable to the Trust consists of a 7.5% net profits interest. The wells are currently producing at a rate of 4.2 MMcf and 170 barrels of condensate per day. In West Delta block 61, PNR farmed out portions of the block to Stone Energy Corporation (formerly Basin Exploration), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator drilled three exploratory wells, two of which were successful. The two successful wells began producing during the second quarter of 1999 and are currently producing at a combined rate of approximately .1 MMcf and 220 barrels of condensate per day as of May 2001.

    Matagorda Island 624 production continued to decrease in the first quarter of 2001 as compared to the first quarter of 2000, primarily due to natural production decline. A workover was performed subsequent to quarter-end and gross production for the block is currently 3.4 MMcf per day and 55 barrels of condensate per day as of May 2001 compared to 1.1 MMcf per day and 6 barrels of condensate per day as of May 2000.

TERMINATION OF THE TRUST

    The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events:
(1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period ("the Termination Threshold") or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 2000 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust's 2000 Annual Report on Form 10-K and is available upon request from the Trustee.

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

    The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
THREE MONTHS ENDED MARCH 31, 2001:
  Ninety percent of gross proceeds.............  $ 587,932     $     250    $  381,500    $  8,777    $  978,459
  Less ninety percent of--
    Operating expenditures.....................    (80,076)      (44,965)      (46,798)    (21,695)     (193,534)
    Capital costs recovered....................    (47,174)           --            --          --       (47,174)
    Accrual for future abandonment costs and
      interest on cost carryforward............     (6,106)           --        (3,822)        (72)      (10,000)
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds (excess costs)..................  $ 454,576     $ (44,715)   $  330,880    $(12,990)   $  727,751
                                                 =========     =========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $  727,678
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        143            --         6,157         162         6,462
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   27.56     $      --    $    28.93    $  18.46    $    28.63
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................    116,509            25        36,541         402       153,477
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    5.01     $   10.14    $     5.57    $  14.40    $     5.17
                                                 =========     =========    ==========    ========    ==========
  Producing wells..............................          3            --             2           1             6
                                                 =========     =========    ==========    ========    ==========

THREE MONTHS ENDED MARCH 31, 2000:
  Ninety percent of gross proceeds.............  $ 351,117     $  48,599    $1,273,721    $ 66,013    $1,739,450
  Less ninety percent of--
    Operating expenditures.....................   (100,777)     (138,309)      (73,700)    (50,177)     (362,963)
    Capital costs recovered....................         --       (61,933)           --          --       (61,933)
    Accrual for future abandonment costs.......         --            --            --          --            --
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds.................................  $ 250,340     $(151,643)   $1,200,021    $ 15,836    $1,314,554
                                                 =========     =========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $1,314,423
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        234            23        20,022         401        22,680
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   23.75     $   20.20    $    22.62    $  23.15    $    22.64
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................    129,898        20,938       255,879      21,248       427,963
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    2.66     $    2.30    $     3.03    $   2.67    $     2.86
                                                 =========     =========    ==========    ========    ==========
    Producing wells............................          4            --             3           1             8
                                                 =========     =========    ==========    ========    ==========

------------------------------

- The amounts shown are for Mesa Offshore Royalty Partnership.

- The amounts for the three months ended March 31, 2001 and 2000 represent actual production for the periods November 2000 through January 2001 and November 1999 through January 2000, respectively.

- Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

- Producing wells indicate the number of wells capable of production as of the end of the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Trust does not utilize market risk sensitive instruments. However, see the discussion of marketing by PNR above.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. The Chase Manhattan Bank is successor by merger to Chase Bank of Texas, National Association. Chase Bank of Texas, National Association was the successor name of Texas Commerce Bank National Association.)

                                                                            SEC FILE OR
                                                                            REGISTRATION      EXHIBIT
                                                                               NUMBER          NUMBER
                                                                            ------------      --------
        4(a)   *Mesa Offshore Trust Indenture between Mesa Petroleum Co.
                and Texas Commerce Bank National Association, as Trustee,
                dated December 15, 1982...................................    2-79673            10(gg)

        4(b)   *Overriding Royalty Conveyance between Mesa Petroleum Co.
                and Mesa Offshore Royalty Partnership, dated December 15,
                1982......................................................    2-79673            10(hh)

        4(c)   *Partnership Agreement between Mesa Offshore Management Co.
                and Texas Commerce Bank National Association, as Trustee,
                dated December 15, 1982...................................    2-79673            10(ii)

        4(d)   *Amendment to Partnership Agreement between Mesa Offshore
                Management Co., Texas Commerce Bank National Association,
                as Trustee, and Mesa Operating Limited Partnership, dated
                December 27, 1985 (Exhibit 4(d) to Form 10-K for year
                ended December 31, 1992 of Mesa Offshore Trust)...........     1-8432             4(d)

        4(e)   *Amendment to Partnership Agreement between Texas Commerce
                Bank National Association, as Trustee and Mesa Operating
                dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for
                year ended December 31, 1993 of Mesa Offshore Trust)......     1-8432             4(e)

       27      Financial Data Schedule

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA OFFSHORE TRUST

                                               By:      /S/ THE CHASE MANHATTAN BANK, as Trustee

                                               By:                   /s/ MIKE ULRICH
                                                    ------------------------------------------------
                                                                       MIKE ULRICH
                                                          SENIOR VICE PRESIDENT & TRUST OFFICER

Date: May 14, 2001

    The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.