Form 10-Q
period 2001-06-30
MESA OFFSHORE TRUST
filed 2001-08-10
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED ENDED JUNE 30, 2001

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

           THE CHASE MANHATTAN BANK
         INSTITUTIONAL TRUST DIVISION
                  700 LAVACA
                AUSTIN, TEXAS                                      78701
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 1-512-479-2562
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

    As of August 10, 2001--71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              MESA OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            JUNE 30,                           JUNE 30,
                                --------------------------------   --------------------------------
                                    2001               2000            2001               2000
                                -------------      -------------   -------------      -------------
Royalty income................  $     500,712      $     622,981   $   1,228,390      $   1,937,404
Interest income...............         27,430             30,551          59,242             63,867
General and administrative
  expense.....................       (118,535)          (194,447)       (269,924)          (271,491)
                                -------------      -------------   -------------      -------------
  Distributable income........  $     409,607      $     459,085   $   1,017,708      $   1,729,780
                                =============      =============   =============      =============
  Distributable income per
    unit......................  $       .0057      $       .0064   $       .0141      $       .0240
                                =============      =============   =============      =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,         DECEMBER 31,
                                                                  2001               2000
                                                              -------------      -------------
                                                               (UNAUDITED)
                           ASSETS
Cash and short-term investments.............................  $   2,382,177      $   3,427,324
Interest receivable.........................................         27,430             13,092
Net overriding royalty interest in oil and gas properties...    380,905,000        380,905,000
Accumulated amortization....................................   (380,884,297)      (380,881,444)
                                                              -------------      -------------
        Total assets........................................  $   2,430,310      $   3,463,972
                                                              =============      =============
                LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses..................................  $   2,000,000      $   2,000,000
Distributions payable.......................................        409,607          1,440,416
Trust corpus (71,980,216 units of beneficial interest
  authorized and outstanding)...............................         20,703             23,556
                                                              -------------      -------------
    Total liabilities and trust corpus......................  $   2,430,310      $   3,463,972
                                                              =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                  (UNAUDITED)

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                       ------------------------      ------------------------------
                                         2001           2000             2001              2000
                                       ---------      ---------      -------------      -----------
Trust corpus, beginning of period....  $  21,979      $  23,646      $      23,556      $    32,636
  Distributable income...............    409,607        459,085          1,017,708        1,729,780
  Distributions to unitholders.......   (409,607)      (459,085)        (1,017,708)      (1,729,780)
  Amortization of net overriding
    royalty interest.................     (1,276)        (4,261)            (2,853)         (13,251)
                                       ---------      ---------      -------------      -----------
Trust corpus, end of period..........  $  20,703      $  19,385      $      20,703      $    19,385
                                       =========      =========      =============      ===========

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

STATUS OF THE TRUST

    The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 2000 reserve report prepared for the Partnership (see the Trust's 2000 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $10.1 million while the Termination Threshold for 2000 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas prices in effect at December 31, 2000 of $26.30 per barrel and $10.17 per Mcf, respectively. Since December 31, 2000, natural gas prices have declined significantly; consequently, future Royalty income would be significantly reduced if calculated using current prices. It is therefore possible, based on current gas prices, (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2002 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

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

    This basis for reporting Royalty income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States. Under these accounting principles, Royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

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

FINANCIAL REVIEW

    Distributable income of the Trust in the second quarter of 2001 was $409,607, or $.0057 per unit, as compared to $459,085, or $.0064 per unit, in the second quarter of 2000. The per unit distributions for the second quarter of 2001 and 2000 were as follows:

                                                             2001          2000
                                                           --------      --------
April....................................................    .0020        $.0036
May......................................................    .0031         .0019
June.....................................................    .0006         .0009
                                                            ------        ------
                                                            $.0057        $.0064
                                                            ======        ======

    Royalty income decreased to $500,712 in the second quarter of 2001 as compared to $622,981 in the second quarter of 2000. The decrease in Royalty income is primarily due to lower production volumes from Brazos A-7 and A-39 and West Delta 61 and 62, partially offset by higher oil and gas prices when compared to the same period in 2000. The decreased production volumes can be attributed to natural decline as one well ceased production at Brazos A-7 and lower production from West Delta 61 and 62 due to natural production decline.

    Production volumes for natural gas decreased to 92,876 Mcf in the second quarter of 2001 from 218,889 Mcf in the second quarter of 2000. The average price received for natural gas was $6.97 per Mcf in the second quarter of 2001 as compared to $2.63 per Mcf in the second quarter of 2000.

    Crude oil, condensate and natural gas liquids production decreased to 5,281 barrels in the second quarter of 2001 from 11,709 barrels in the second quarter of 2000. The average price received for crude oil, condensate and natural gas liquids was $23.10 per barrel in the second quarter of 2001, compared to $27.33 per barrel in the second quarter of 2000.

    For the six months ended June 30, 2001, natural gas production volumes decreased to 246,353 Mcf from 646,852 Mcf for the six months ended June 30, 2000. The average price received for natural gas was

$5.85 per Mcf for the six months ended June 30, 2001 compared to $2.79 per Mcf for the six months ended June 30, 2000. Crude oil, condensate and natural gas liquid volumes decreased to 11,743 barrels in the first six months of 2001 as compared to 34,389 barrels in the first six months of 2000. The average price received for crude oil, condensate and natural gas liquids was $26.15 per barrel for the six months ended June 30, 2001 compared to $24.24 per barrel for the six months ended June 30, 2000.

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

OPERATIONAL REVIEW

    PNR has advised the Trust that during the second quarter of 2001 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2001 were generally higher than spot market prices in the second quarter of 2000.

    The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production in the second quarter of 2001 as compared to the second quarter of 2000 primarily due to natural production decline as one well ceased production. PNR farmed out a portion of the Brazos A-7 block to Newfield Exploration Co. and participated at a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. The No. B-1 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 4.5 MMcf and 6 barrels of condensate per day. PNR farmed out their interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% override (1.8% net to the Trust) in one-fourth of the Brazos A-39 block farmed out and one-fourth of three surrounding blocks.

    The South Marsh Island 155 and 156 blocks ceased production in the first quarter of 2000. Four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the well ceased production again in February 2000. PNR commenced abandonment procedures during the second quarter of 2001.

    The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production in the second quarter of 2001 as compared to the second quarter of 2000 due to higher production in early 2000 from farmout agreements in late 1999. In portions of West Delta block 62, the Trust is receiving Royalty income pursuant to a farmout agreement with Walter Oil and Gas Corporation. The interest in the farmout wells that is attributable to the Trust consists of a 7.5% net profits interest. The wells are currently producing at a rate of 3.9 MMcf and 175 barrels of condensate per day. In West Delta block 61, PNR farmed out portions of the block to Stone Energy Corporation (formerly Basin Exploration), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator drilled three exploratory wells, two of which were successful. The two successful wells began producing during the second quarter of 1999 and were producing at a combined rate of approximately .5 MMcf and 60 barrels of condensate per day as of August 2001.

    Matagorda Island 624 production increased in the second quarter of 2001 as compared to the second quarter of 2000, primarily due to a workover that was performed in the second quarter of 2001. Gross production for the block is currently 3.3 MMcf per day and 41 barrels of condensate per day as of August 2001 compared to .8 MMcf per day and 6 barrels of condensate per day as of August 2001.

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

    The December 31, 2000 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2003 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $10.1 million, while the Termination Threshold for 2000 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas prices in effect at December 31, 2000 of $26.30 per barrel and $10.17 per Mcf, respectively. Since December 31, 2000, natural gas prices have declined significantly; consequently, future Royalty income would be significantly reduced if calculated using current prices. It is therefore possible, based on current natural gas prices, (depending on the timing of production, market conditions, success of future drilling activity, if any, and other matters) that in 2002 and thereafter Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

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

    The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
THREE MONTHS ENDED JUNE 30, 2001:
  Ninety percent of gross proceeds.............  $ 402,285     $      --    $  325,934    $ 41,137    $  769,356
  Less ninety percent of--
    Operating expenditures.....................    (77,530)      (43,131)      (79,335)    (50,122)     (250,118)
    Capital costs recovered....................     (1,528)       (2,124)           --     (14,824)      (18,476)
    Accrual for future abandonment costs and
      interest on cost carryforward............         --            --            --          --            --
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds (excess costs)..................  $ 323,227     $ (45,255)   $  246,599    $(23,809)   $  500,762
                                                 =========     =========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $  500,712
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................         78            --         4,949         254         5,281
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   26.60     $      --    $    22.93    $  25.39    $    23.10
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................     56,643            --        30,316       5,917        92,876
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    7.07     $      --    $     7.01    $   5.85    $     6.97
                                                 =========     =========    ==========    ========    ==========
  Producing wells..............................          2            --             3           1             6
                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
THREE MONTHS ENDED JUNE 30, 2000:
  Ninety percent of gross proceeds.............  $ 361,865     $  43,102    $  419,320    $ 72,242    $  896,529
  Less ninety percent of--
    Operating expenditures.....................    (78,438)      (44,707)      (61,537)    (25,477)     (210,159)
    Capital costs recovered....................         --       (33,326)           --          --       (33,326)
    Accrual for future abandonment costs and
      interest on cost carryforward............    (14,422)      (11,495)       (1,616)     (2,467)      (30,000)
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds.................................  $ 269,005     $ (46,426)   $  356,167    $ 44,298    $  623,044
                                                 =========     =========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $  622,981
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        381           523        10,519         286        11,709
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   26.61     $   26.73    $    27.21    $  33.90    $    27.33
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................    136,711        12,437        47,676      22,065       218,889
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    2.57     $    2.34    $     2.79    $   2.84    $     2.63
                                                 =========     =========    ==========    ========    ==========
    Producing wells............................          3            --             3           1             7

------------------------------

- The amounts shown are for Mesa Offshore Royalty Partnership.

- The amounts for the three months ended June 30, 2001 and 2000 represent actual production for the periods February 2001 through April 2001 and February 2000 through April 2000, respectively.

- Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

- Producing wells indicate the number of wells capable of production as of the end of the period.

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
SIX MONTHS ENDED JUNE 30, 2001:
Ninety percent of gross proceeds...............  $ 990,218    $      250    $  707,434    $ 49,914    $1,747,816
  Less ninety percent of--
    Operating expenditures.....................   (157,606)      (88,096)     (126,133)    (71,817)     (443,652)
    Capital costs recovered....................    (48,703)       (2,124)           --     (14,824)      (65,651)
    Accrual for future abandonment costs.......     (6,106)           --        (3,822)        (72)      (10,000)
                                                 ---------    ----------    ----------    --------    ----------
  Net proceeds (excess costs)..................  $ 777,803    $  (89,970)   $  577,479    $(36,799)   $1,228,513
                                                 =========    ==========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $1,228,390
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        221            --        11,106         416        11,743
                                                 =========    ==========    ==========    ========    ==========
    Average sales price per Bbl................  $   27.26    $       --    $    26.26    $  22.69    $    26.15
                                                 =========    ==========    ==========    ========    ==========
    Natural gas (Mcf)..........................    173,152            25        66,857       6,319       246,353
                                                 =========    ==========    ==========    ========    ==========
    Average sales price per Mcf................  $    5.68    $    10.00    $     6.22    $   6.40    $     5.85
                                                 =========    ==========    ==========    ========    ==========
  Producing wells..............................          2            --             3           1             6

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
SIX MONTHS ENDED JUNE 30, 2000:
  Ninety percent of gross proceeds.............  $ 712,982    $   91,701    $1,693,041    $138,255    $2,635,979
  Release of MMS royalty reserve...............
  Less ninety percent of--
    Operating expenditures.....................   (179,215)     (183,016)     (135,237)    (75,654)     (573,122)
    Capital costs recovered....................         --       (95,259)           --          --       (95,259)
    Accrual for future abandonment costs.......    (14,422)      (11,495)       (1,616)     (2,467)      (30,000)
                                                 ---------    ----------    ----------    --------    ----------
  Net proceeds.................................  $ 519,345    $ (198,069)   $1,556,188    $ 60,134    $1,937,598
                                                 =========    ==========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $1,937,404
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        615           546        32,541         687        34,389
                                                 =========    ==========    ==========    ========    ==========
    Average sales price per Bbl................  $   25.52    $    26.46    $    24.11    $  27.62    $    24.24
                                                 =========    ==========    ==========    ========    ==========
    Natural gas (Mcf)..........................    266,609        33,375       303,555      43,313       646,852
                                                 =========    ==========    ==========    ========    ==========
    Average sales price per Mcf................  $    2.62    $     2.31    $     2.99    $   2.75    $     2.79
                                                 =========    ==========    ==========    ========    ==========
  Producing wells..............................          3            --             3           1             7

------------------------------

    - The amounts shown are for Mesa Offshore Royalty Partnership.

    - The amounts for the six months ended June 30, 2001 and 2000 represent actual production for the periods November 2000 through April 2001, and November 1999 through April 2000 respectively.

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the second quarter of 2001.

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

Date: August 10, 2001

    The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.