Form 10-Q
period 2001-09-30
MESA OFFSHORE TRUST
filed 2001-11-13
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 2001

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

             JPMORGAN CHASE BANK
         INSTITUTIONAL TRUST SERVICES
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

    As of November 13, 2001--71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              MESA OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                --------------------------------   --------------------------------
                                    2001               2000            2001               2000
                                -------------      -------------   -------------      -------------
Royalty income................  $     346,443      $     461,949   $   1,574,833      $   2,399,353
Interest income...............         23,244             56,502          82,486            120,369
General and administrative
  expense.....................       (128,233)          (101,937)       (398,157)          (373,428)
                                -------------      -------------   -------------      -------------
  Distributable income........  $     241,454      $     416,514   $   1,259,162      $   2,146,294
                                =============      =============   =============      =============
  Distributable income per
    unit......................  $      0.0034      $      0.0058   $      0.0175      $      0.0298
                                =============      =============   =============      =============

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2001               2000
                                                              -------------      -------------
                                                               (UNAUDITED)
                           ASSETS
Cash and short-term investments.............................  $   2,218,210      $   3,427,324
Interest receivable.........................................         23,244             13,092
Net overriding royalty interest in oil and gas properties...    380,905,000        380,905,000
Accumulated amortization....................................   (380,885,101)      (380,881,444)
                                                              -------------      -------------
        Total assets........................................  $   2,261,353      $   3,463,972
                                                              =============      =============
                LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses..................................  $   2,000,000      $   2,000,000
Distributions payable.......................................        241,454          1,440,416
Trust corpus (71,980,216 units of beneficial interest
  authorized and outstanding)...............................         19,899             23,556
                                                              -------------      -------------
    Total liabilities and trust corpus......................  $   2,261,353      $   3,463,972
                                                              =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                  (UNAUDITED)

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                       ------------------------      ------------------------------
                                         2001           2000             2001              2000
                                       ---------      ---------      -------------      -----------
Trust corpus, beginning of period....  $  20,703      $  19,385      $      23,556      $    32,636
  Distributable income...............    241,454        416,514          1,259,162        2,146,294
  Distributions to unitholders.......   (241,454)      (416,514)        (1,259,162)      (2,146,294)
  Amortization of net overriding
    royalty interest.................       (804)        (3,159)            (3,657)         (16,410)
                                       ---------      ---------      -------------      -----------
Trust corpus, end of period..........  $  19,899      $  16,226      $      19,899      $    16,226
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

                              MESA OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (the "Trustee"), JPMorgan Chase Bank formerly known as The Chase Manhattan Bank formerly known as Chemical Bank successor by merger to The Chase Manhattan Bank, National Association, in accordance with the instructions to Form 10-Q. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2000 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

FINANCIAL REVIEW

    Distributable income of the Trust in the third quarter of 2001 was $241,454, or $.0034 per unit, as compared to $416,514, or $.0058 per unit, in the third quarter of 2000. There was no distribution of income for the month of July 2001, as the Trust expenses incurred were greater than the Royalty Income received. The per unit distributions for the third quarter of 2001 and 2000 were as follows:

                                                             2001          2000
                                                           --------      --------
July.....................................................       --        $.0012
August...................................................    .0026         .0006
September................................................    .0008         .0040
                                                            ------        ------
                                                            $.0034        $.0058
                                                            ======        ======

    Royalty income decreased to $346,443 in the third quarter of 2001 as compared to $461,949 in the third quarter of 2000. The decrease in Royalty income is primarily due to lower oil production at West Delta 61 and 62. The decrease in oil production can be attributed to natural production decline.

    Production volumes for natural gas increased to 120,922 Mcf in the third quarter of 2001 from 117,025 Mcf in the third quarter of 2000. The increase is primarily due to increased production at Matagorda Island 624, that resulted from successful workovers during the quarter. The Matagorda Island 624 increase was partially offset by decreased production at Brazos A-7 and A-39, which is due to natural production decline. The average price received for natural gas was $4.44 per Mcf in the third quarter of 2001 as compared to $3.46 per Mcf in the third quarter of 2000.

    Crude oil, condensate and natural gas liquids production decreased to 2,979 barrels in the third quarter of 2001 from 10,464 barrels in the third quarter of 2000 and from 5,281 barrels in the second quarter of 2001. The average price received for crude oil, condensate and natural gas liquids was $26.50 per barrel in the third quarter of 2001, compared to $29.29 per barrel in the third quarter of 2000.

    For the nine months ended September 30, 2001, natural gas production volumes decreased to 367,275 Mcf from 763,875 Mcf for the nine months ended
September 30, 2000. The average price received for natural gas was $5.38 per Mcf for the nine months ended September 30, 2001 compared to $2.89 per Mcf for the nine months ended September 30, 2000. Crude oil, condensate and natural gas liquid volumes decreased to 14,722 barrels in the first nine months of 2001 as compared to 44,852 barrels in the first nine months of 2000. The average price received for crude oil, condensate and natural gas liquids was $26.22 per barrel for the nine months ended September 30, 2001 compared to $25.42 per barrel for the nine months ended September 30, 2000.

    The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of natural gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future natural gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of the Organization of the Petroleum Exporting Countries ("OPEC") and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables.

OPERATIONAL REVIEW

    PNR has advised the Trust that during the third quarter of 2001 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2001 were generally higher than spot market prices in the third quarter of 2000.

    The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production in the third quarter of 2001 as compared to the third quarter of 2000 primarily due to natural production decline as two wells ceased production. PNR is planning to perform a workover during the fourth quarter 2001 at Brazos A-39 in an attempt to reestablish production. Also, PNR farmed out their interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% override (1.8% net to the Trust) in one-fourth of the Brazos A-39 block farmed out and one-fourth of three surrounding blocks. If the workover is unsuccessful and Shell does not commence drilling operations on their prospect within approximately six months, PNR will be required to commence drilling operations on its one remaining prospect on the block, or relinquish the block and begin plugging and abandonment operations. PNR farmed out a portion of the Brazos A-7 block to Newfield Exploration Co. and participated in a 10% working interest in the completion of an exploratory gas well drilled in the second quarter of 1997. The No. B-1 well commenced production late in the fourth quarter of 1998 and is currently producing at a rate of approximately 3.1 MMcf of natural gas per day.

    The South Marsh Island 155 and 156 blocks ceased production in the first quarter of 2000. Four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the well ceased production again in February 2000. PNR commenced abandonment procedures during the second quarter of 2001. These procedures are expected to be completed in April of 2002.

    The West Delta 61 and 62 blocks experienced a decrease in oil production and an increase in natural gas production in the third quarter of 2001, as compared to the third quarter of 2000, due to higher production from successful workovers that were performed in the third quarter of 2001. In portions of

West Delta block 62, the Trust is receiving Royalty income pursuant to a farmout agreement with Walter Oil and Gas Corporation. The interest in the farmout well that is attributable to the Trust consists of a 7.5% net profits interest. The well is currently producing at a rate of approximately 220 Mcf and 10 barrels of condensate per day. In West Delta block 61, PNR farmed out portions of the block to Stone Energy Corporation (formerly Basin Exploration), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. The operator drilled three exploratory wells, two of which were successful. The two successful wells began producing during the second quarter of 1999 and are currently producing at a combined rate of approximately 80 Mcf and 6 barrels of condensate per day.

    Matagorda Island 624 production increased in the third quarter of 2001 as compared to the third quarter of 2000, primarily due to a workover that was performed in the second quarter of 2001. Currently gross production for the block is approximately 1.6 MMcf per day and 20 barrels of condensate per day.

TERMINATION OF THE TRUST

    The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events:
(1) the total amount of cash received per year by the Trust for each of three successive years, commencing after December 31, 1987, is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period ("the Termination Threshold") or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 2000 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust's 2000 Annual Report on Form 10-K and is available upon request from the Trustee.

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

    The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's Royalty interest (unaudited):

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 2001:
  Ninety percent of gross proceeds.............  $ 188,490     $    (977)   $  198,720    $229,187    $  615,420
  Less ninety percent of--
    Operating expenditures.....................    (93,153)      (26,102)      (72,074)    (74,310)     (265,639)
    Capital costs recovered....................         --            --            --      (3,303)       (3,303)
    Accrual for future abandonment costs and
      interest on cost carryforward............         --            --            --          --            --
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds (excess costs)..................  $  95,337     $ (27,079)   $  126,646    $151,574    $  346,478
  Trust share of net proceeds (99.99%).........                                                       $  346,443
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................         13            --         2,674         292         2,979
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   24.85     $      --    $    26.30    $  28.40    $    26.50
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................     42,786            --        28,270      49,866       120,922
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    4.40     $      --    $     4.56    $   4.43    $     4.44
                                                 =========     =========    ==========    ========    ==========
  Producing wells..............................          1            --             3           1             5

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
  Ninety percent of gross proceeds.............  $ 331,870     $   1,394    $  330,346    $ 47,314    $  710,924
  Less ninety percent of--
    Operating expenditures.....................    (84,722)      (22,121)      (97,500)    (14,586)     (218,929)
    Capital costs recovered....................         --            --            --          --            --
    Accrual for future abandonment costs and
      interest on cost carryforward............    (16,059)          (62)      (11,794)     (2,085)      (30,000)
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds.................................  $ 231,089     $ (20,789)   $  221,052    $ 30,643    $  461,995
  Trust share of net proceeds (99.99%).........                                                       $  461,949
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        359            48         9,742         315        10,464
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   27.09     $   26.73    $    29.49    $  25.98    $    29.29
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................     94,099            82        12,236      10,608       117,025
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    3.42     $    1.51    $     3.52    $   3.69    $     3.46
                                                 =========     =========    ==========    ========    ==========
    Producing wells............................          3            --             3           1             7

------------------------------

- The amounts shown are for Mesa Offshore Royalty Partnership.

- The amounts for the three months ended September 30, 2001 and 2000 represent actual production for the periods May 2001 through July 2001 and May 2000 through July 2000, respectively.

- Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

- Producing wells indicate the number of wells capable of production as of the end of the period.

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
NINE MONTHS ENDED SEPTEMBER 30, 2001:
Ninety percent of gross proceeds...............  $1,178,708   $     (727)   $  906,154   $ 279,101    $2,363,236
  Less ninety percent of--
    Operating expenditures.....................   (250,759)     (114,198)     (198,207)   (146,127)     (709,291)
    Capital costs recovered....................    (48,703)       (2,124)           --     (18,127)      (68,954)
    Accrual for future abandonment costs.......     (6,106)           --        (3,822)        (72)      (10,000)
                                                 ----------   ----------    ----------   ---------    ----------
  Net proceeds (excess costs)..................  $ 873,140    $ (117,049)   $  704,125   $ 114,775    $1,574,991
  Trust share of net proceeds (99.99%).........                                                       $1,574,833
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        234            --        13,780         708        14,722
                                                 ==========   ==========    ==========   =========    ==========
    Average sales price per Bbl................  $   27.09    $       --    $    12.93   $   25.04    $    26.22
                                                 ==========   ==========    ==========   =========    ==========
    Natural gas (Mcf)..........................    215,938            89        95,063      56,185       367,275
                                                 ==========   ==========    ==========   =========    ==========
    Average sales price per Mcf................  $    5.43    $       --    $     5.72   $    4.65    $     5.38
                                                 ==========   ==========    ==========   =========    ==========
  Producing wells..............................          1            --             3           1             5

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
NINE MONTHS ENDED SEPTEMBER 30, 2000:
  Ninety percent of gross proceeds.............  $1,044,852   $   93,095    $2,023,387   $ 185,569    $3,346,903
  Less ninety percent of--
    Operating expenditures.....................   (263,937)     (205,137)     (232,737)    (90,240)     (792,051)
    Capital costs recovered....................         --       (95,259)           --          --       (95,259)
    Accrual for future abandonment costs.......    (30,481)      (11,557)      (13,410)     (4,552)      (60,000)
                                                 ----------   ----------    ----------   ---------    ----------
  Net proceeds.................................  $ 750,434    $ (218,858)   $1,777,240   $  90,777    $2,399,593
  Trust share of net proceeds (99.99%).........                                                       $2,399,353
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        975           593        42,282       1,002        44,852
                                                 ==========   ==========    ==========   =========    ==========
    Average sales price per Bbl................  $   26.10    $    26.48    $    25.35   $   27.11    $    25.42
                                                 ==========   ==========    ==========   =========    ==========
    Natural gas (Mcf)..........................    360,707        33,457       315,790      53,921       763,875
                                                 ==========   ==========    ==========   =========    ==========
    Average sales price per Mcf................  $    2.83    $     2.31    $     3.01   $    2.94    $     2.89
                                                 ==========   ==========    ==========   =========    ==========
  Producing wells..............................          3            --             3           1             7

------------------------------

    - The amounts shown are for Mesa Offshore Royalty Partnership.

    - The amounts for the nine months ended September 30, 2001 and 2000 represent actual production for the periods November 2000 through July 2001, and November 1999 through July 2000, respectively.

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

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank formerly known as The Chase Manhattan Bank, formerly known as Chemical Bank, successor by merger to The Chase Manhattan Bank, National Association, which was the successor name of Texas Commerce Bank, National Association, in accordance with the instruction to form 10-Q.

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the third quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA OFFSHORE TRUST

                                               By:          /S/ JPMORGAN CHASE BANK, TRUSTEE

                                               By:                   /s/ MIKE ULRICH
                                                    ------------------------------------------------
                                                                       MIKE ULRICH
                                                             VICE PRESIDENT & TRUST OFFICER

Date: November 13, 2001

    The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.