Form 10-K405
period 2001-12-31
MESA OFFSHORE TRUST
filed 2002-03-26
CIK 711303

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

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 1-8432
                            ------------------------
                              MESA OFFSHORE TRUST

             (Exact Name of Registrant as Specified in Its Charter)

               NEW YORK                                     76-6004065
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)
     JPMORGAN CHASE BANK, TRUSTEE                             78701
     INSTITUTIONAL TRUST SERVICES                           (Zip Code)
              700 LAVACA
             AUSTIN, TEXAS
    (Address of Principal Executive
               Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-512-479-2562

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS           WHICH REGISTERED
      -------------------           ----------------
              None                       None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          UNITS OF BENEFICIAL INTEREST
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on March 22, 2002, of $.05 was approximately $3,599,011.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 25, 2002, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

    Documents Incorporated By Reference: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
                                                                                      --------
Item 1.                 Business....................................................         1
                        Description of the Trust....................................         1
                        Description of the Units....................................         3
                        Termination of the Trust....................................         5
                        Description of Royalty Properties...........................         6
                        Contracts...................................................        12
                        Regulation and Prices.......................................        13
                        Principal Trust Risk Factors................................        15
Item 2.                 Properties..................................................        18
Item 3.                 Legal Proceedings...........................................        18
Item 4.                 Submission of Matters to a Vote of Security Holders.........        18

                                           PART II
Item 5.                 Market for the Registrant's Common Equity and Related
                        Unitholder Matters..........................................        19
Item 6.                 Selected Financial Data.....................................        19
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of
                        Operations..................................................        19
                        Net Proceeds, Production and Average Prices (Unaudited).....        23
Item 8.                 Financial Statements and Supplementary Data.................        25
Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure..................................................        34

                                           PART III
Item 10.                Directors and Executive Officers of the Registrant..........        34
Item 11.                Executive Compensation......................................        34
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................        34
Item 13.                Certain Relationships and Related Transactions..............        34

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................        34
SIGNATURES..........................................................................        36

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business--Termination of the Trust," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer Natural Resources Company ("Pioneer") has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under "Business--Principal Trust Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1.  BUSINESS.

                            DESCRIPTION OF THE TRUST

    The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank (the "Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is 512-479-2562. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

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

    The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing;
(4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were $116,000, $137,000 and $132,000, for the years 2001, 2000 and 1999, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

                            DESCRIPTION OF THE UNITS

    Each unit is evidenced by a transferable certificate issued by the Trustee. Each unit ranks equally as to distributions and has one vote on any matter submitted to unitholders. Each unit evidences an undivided interest in the Trust, which in turn owns a 99.99% interest in the Partnership.

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

LIABILITY OF UNITHOLDERS

    As regards to the unitholders, the Trustee is fully liable if the Trustee incurs any liability without ensuring that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by unitholders. However, under Texas law, it is unclear whether a unitholder would be jointly and severally liable for any liability of the Trust in the event that all of the following conditions were to occur: (1) the satisfaction of such liability was not by contract limited to the assets of the Trust; (2) the assets of the Trust were insufficient to discharge such liability; and (3) the assets of the Trustee were insufficient to discharge such liability. Although each unitholder should weigh this potential exposure in deciding whether to retain or transfer his units, the Trustee is of the opinion that because of the passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee, the imposition of any liability on a unitholder is extremely unlikely.

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

    BACKUP WITHHOLDING

    Distributions from the Trust are generally subject to backup withholding at a rate of 30% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

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

    The December 31, 2001 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2002 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $1.6 million, while the Termination Threshold for 2001 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2001 of $19.76 per barrel and $2.73 per Mcf, respectively. Based on the current estimates of Royalty income and current market conditions in 2002, the Trustee expects that Royalty income received by the Trust will be below the Termination Threshold in 2002. In addition, depending on the future price of oil and natural gas, the timing of production, market conditions, success of future drilling activity, if any, and other matters, the Royalty income received by the Trust after 2002 may also be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

                       DESCRIPTION OF ROYALTY PROPERTIES

PRODUCING ACREAGE AND WELLS AS OF DECEMBER 31, 2001

                                                                                           PRODUCING WELLS(1)
                                                                                -----------------------------------------
                                                            PRODUCING ACRES            GROSS                  NET
                                                          -------------------   -------------------   -------------------
PROPERTY                                                   GROSS      NET(2)      OIL        GAS        OIL        GAS
--------                                                  --------   --------   --------   --------   --------   --------
Offshore Louisiana(3)--
  West Delta 61.........................................    5,000      3,750       --          2         --         .2
  West Delta 62.........................................    5,000      3,750       --          1         --         .1
Offshore Texas--
  Brazos A-7............................................    5,760      2,160       --          1         --         .1
  Brazos A-39...........................................    5,760      2,160       --          1         --         .4
  Matagorda Island 624..................................    5,617      1,369       --          1         --         .3
                                                           ------     ------      ---        ---        ---        ---
    Total...............................................   27,137     13,189       --          6         --        1.1
                                                           ======     ======      ===        ===        ===        ===

------------------------

(1) Dual completions are counted as one well. For information regarding wells producing at December 31, 2001, see "Net Proceeds, Production and Average Prices" on page 23 of this Form 10-K. As of March 20, 2002, only the wells on Brazos A-7 and A-39 were producing, and the well on Matagorda Island 624 was shut-in awaiting a recompletion. The wells at West Delta 61 were shut-in for platform maintenance and the well at West Delta 62 has ceased production.

(2) Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

(3) All wells on South Marsh Island 155 and 156 leases were plugged and abandoned in 2001. PNR expects to abandon the platform for these two properties in 2002.

RESERVES

    A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 2001, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 7, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

                              [PIONEER LETTERHEAD]


   March 13, 2002



   MESA Offshore Trust
   JPMorgan Chase Bank (as Trustee)
   700 Lavaca Street, 5th Floor
   Austin, Texas 78701-3102

   Ladies and Gentlemen:

   Pursuant to your request, we have prepared estimates, as of December 31, 2001, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership," a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in ten Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The seven offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties." Two of these leases are currently being abandoned; reserves of the remaining five leases are reported herein.

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

   The development status shown herein represents the status applicable as of December 31, 2001. Data available from wells drilled on the appraised properties through December 31, 2001 was used in estimating gross ultimate recovery. Gross production estimated to December 31, 2001, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 2001 since production data for these properties was not available throughout 2001.

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

   MESA Offshore Trust
   March 13, 2002
   Page 2


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

   Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 2001, are as follows:


             TOTAL, PROVED RESERVES (PDP+PNP):
                  Natural Gas (Mcf) .....................    492,205
                  Oil and Condensate (bbl)  .............     13,174
                  Natural Gas Liquids (bbl)    ..........          0

             PROVED DEVELOPED PRODUCING RESERVES (PDP)
                  Natural Gas (Mcf)   ...................     66,502
                  Oil and Condensate (bbl)    ...........      1,773
                  Natural Gas Liquids (bbl)    ..........          0

   MESA Offshore Trust
   March 13, 2002
   Page 3



   Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. As of December 31, 2001 the Partnership Interest did not have a deficit balance.

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

        o Operating and Capital Costs - Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2001 values and were not adjusted for inflation.

   A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 2001 is as follows:

   MESA Offshore Trust
   March 13, 2002
   Page 4


COMBINED INTEREST:
      Future Gross Revenue ($) ..................................    3,367,720
      Production and Ad Valorem Taxes ($) .......................            0
      Operating Costs ($) .......................................   (1,578,348)
      Capital Costs ($)1.........................................   (9,275,112)
      Future Net Revenue ($) ....................................   (7,485,740)

      Accrued Revenue for Abandonment Costs ($) .................    9,249,113
      Future Accrued Revenue for Abandonment Costs($) ...........            0
      Cumulative Net Profits Deficit @ 12/31/00 .................            0
      Revenue Subject to Net Profits Interest ($) ...............    1,763,373


PARTNERSHIP INTEREST:
      Future Net Revenue ($)2 ...................................    1,587,032
      Present Worth at 10 Percent ($) ...........................    1,249,872

   1  Includes abandonment costs.

   2 Future income tax expenses were not taken into account in the preparation of these estimates.

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

    Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 2001. These prices (having a weighted average year end price of $19.22 per barrel and $2.71 per Mcf as of December 31, 2001) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 2001 was $4.96 per Mcf, representing a combination of contract prices and spot market prices, while the average price of crude oil, condensate and natural gas liquids was $26.19.

    The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 2001. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in these estimates.

PROPERTY                                             PRODUCTIVE LIFE(1)(2)
--------                                             ---------------------
West Delta 61/62...................................  7-8 years
Brazos A-7.........................................  2-3 years
Brazos A-39........................................  2-3 years
Matagorda Island 624...............................  2-3 years

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

PROCEEDS, PRODUCTION AND AVERAGE PRICES

    Reference is made to "Net Proceeds, Production and Average Prices" under
Item 7 of this Form 10-K.

                                   CONTRACTS

GENERAL

    PNR has advised the Trust that during 2001 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 2001 were generally higher than spot market prices in 2000. Information regarding recent prices received for production from the Royalty Properties is provided below.

       BRAZOS A-7 AND A-39. In March 2002, most of the gas from this property was being sold to H&N, Limited at an average price of $2.20 per MMBtu.

       MATAGORDA ISLAND 624. In March 2002, most of the gas from this property was being sold to H&N, Limited at an average price of $2.08 per MMBtu.

MARKET FOR NATURAL GAS

    The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2000 and early 2001, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. The annual average wellhead price for natural gas peaked in 1984 at $2.66 per Mcf and declined to $1.55 per Mcf in 1995. Annual wellhead prices generally increased from 1995 to $2.32 per Mcf in 1997, decreased to $1.94 in 1998, increased to $2.08 per Mcf in 1999, increased to $3.69 per Mcf in 2000, then increased again to $4.12 per Mcf in 2001, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

FERC REGULATION

    In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and Outer Continental Shelf Lands Act ("OCSLA") over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. Recently, in addition to the traditional factors, the FERC has added another factor to be considered for purposes of identifying the demarcation point between gathering and transportation on OCS pipeline systems, i.e., whether the system contains a centralized aggregation point where gas supplies are delivered by multiple small diameter lines for aggregation and subsequent delivery onshore through a larger diameter pipeline. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637, ET SEQ. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. On April 10, 2000, the FERC issued Order No. 639, which established new regulations under the OCSLA applicable to natural gas pipelines operating on the OCS. The new regulations require non-exempt OCS gas service providers to file with the FERC information regarding their affiliations and the rates and terms pursuant to which they provide service to each and every shipper. The stated purpose of the reporting requirements is to assist FERC and interested persons in determining whether OCS gas service providers are complying with the open access and nondiscrimination requirements of the OCSLA and enable shippers which are subject to discrimination and anti-competitive practices to bring such practices to the FERC's attention and seek remedial action. In Order No. 639-A, the FERC clarified and modified certain of the regulations. On January 11, 2002, the United States District Court for the District of Columbia ruled that the reporting requirements adopted in Order No. 639, ET. SEQ., were in excess of the FERC's statutory authority and on this basis enjoined enforcement of the regulations. WILLIAMS COMPANIES, INC. V FERC, C.A. No. 01-1976 (RCL) (Order and Memorandum Opinion issued January 11, 2002). The decision has been appealed by the FERC and certain other parties to the United States Court of Appeals for the District of Columbia Circuit. WILLIAMS COMPANIES, ET. AL. V. FERC (Case No. 02-5056). As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

PLATFORM ABANDONMENT AND REMOVAL

    PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR withholds from the Trust a reserve to cover these future abandonment and removal costs. See Note 7 in the Notes to Financial Statements for amounts withheld as of December 31, 2001 and amounts to be withheld in the future.

                          PRINCIPAL TRUST RISK FACTORS

    Although risk factors are described elsewhere in this Form 10-K together with specific Cautionary Statements, the following is a summary of the principal risks associated with an investment in units in the Trust.

NATURAL GAS AND OIL PRICES FLUCTUATE DUE TO A NUMBER OF FACTORS, AND LOWER PRICES WILL REDUCE NET PROCEEDS AVAILABLE TO THE TRUST AND DISTRIBUTIONS TO TRUST UNITHOLDERS.

    The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

       - political conditions in the Middle East;

       - worldwide economic conditions;

       - weather conditions;

       - the supply and price of foreign natural gas and oil;

       - the level of consumer demand;

       - the price and availability of alternative fuels;

       - the proximity to, and capacity of, transportation facilities; and

       - the effect of worldwide energy conservation measures.

    Moreover, government regulations, such as regulation of natural gas and oil transportation and price controls, can affect product prices in the long term.

    Lower natural gas and oil prices may reduce the amount of natural gas that is economic to produce and reduce net profits available to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas and natural gas liquids produced from the Royalty Properties is being sold on the spot market or under short-term contracts.

INCREASED PRODUCTION AND DEVELOPMENT COSTS FOR THE ROYALTY WILL RESULT IN DECREASED TRUST DISTRIBUTIONS.

    Production and development costs attributable to the Royalty are deducted in the calculation of the Trust's share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Royalty.

    If development and production costs of the Royalty exceed the proceeds of production from the Royalty Properties, the Trust will not receive net proceeds for those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

TRUST RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY PROVE TO BE INACCURATE, WHICH COULD CAUSE BOTH ESTIMATES RESERVES AND ESTIMATED FUTURE REVENUES TO BE TOO HIGH.

    The value of the units of beneficial interest of the Trust depends upon, among other things, the amount of reserves attributable to the Royalty and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions include:

       - historical production from the area compared with production rates from similar producing areas;

       - the assumed effect of governmental regulation; and

       - assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

Changes in these assumptions can materially change reserve estimates.

    The reserve quantities attributable to the Royalty and revenues are based on estimates of reserves and revenues for the underlying properties. The method of allocating a portion of those reserves to the

Trust is complicated because the Trust holds an interest, indirectly through the Partnership, in the Royalty and does not own a specific percentage of the natural gas reserves.

ESTIMATES AND ACCRUALS OF ABANDONMENT COSTS BY PNR MAY BE GREATER OR LESSER THAN FUTURE ESTIMATED OR ACTUAL COSTS.

    As discussed in Note 7 to the Notes to Financial Statements, at December 31, 2001 PNR has accrued approximately $8.3 million for future abandonment costs. To the extent future estimated or actual abandonment costs exceed this accrual, PNR would be entitled to accrue and withhold such amounts from payments with respect to the Royalty. Similarly, to the extent future estimated or actual abandonment costs are less than this accrual, PNR may release such amounts. Only unitholders at the time of any such release and distribution would be entitled to the distribution by the Trust.

OPERATING RISKS FOR THE WORKING INTEREST OWNERS' INTERESTS IN THE ROYALTY PROPERTIES CAN ADVERSELY AFFECT TRUST DISTRIBUTIONS.

    The occurrence of drilling, production or transportation accidents at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These accidents may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

NEITHER THE TRUSTEE, THE TRUST NOR ITS UNITHOLDERS CONTROL THE OPERATION OR DEVELOPMENT OF THE ROYALTY PROPERTIES AND HAVE LITTLE INFLUENCE OVER OPERATION OR DEVELOPMENT.

    Neither the Trustee nor the unitholders can influence or control the operation or future development of the underlying properties. The Royalty Properties are owned by PNR as an independent working interest owner. The working interest owner manages the underlying properties and handles receipt and payment of funds relating to the Royalty Properties and payments to the Trust for the Royalty.

    PNR, as the current working interest owner, is under no obligation to continue operating the properties. Neither the Trustee nor the unitholders have the right to replace an operator.

THE OWNER OF ANY ROYALTY PROPERTY MAY ABANDON ANY PROPERTY, TERMINATING THE RELATED ROYALTY.

    The working interest owner may at any time transfer all or part of the Royalty Property to another unrelated third party. Unitholders are not entitled to vote on any transfer, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the Royalty Properties will continue to be subject to the Royalty, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to the Trust the Royalty on the transferred portion of the Royalty Properties, and the current owner of the Royalty Properties would have no continuing obligation to the Trust for those properties.

    The current working interest owner or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well. Please see "Business--Termination of the Trust" in Item 1 of this Form 10-K.

THE ROYALTY CAN BE SOLD AND THE TRUST CAN BE TERMINATED.

    The Trust will be terminated and the Trustee must sell the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the total amount of cash received per year by the Trust for each of three consecutive years is less than the Termination Threshold. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders. As discussed in Item 1 of this Form 10-K under "Business--Termination of the Trust," the Trustee currently expects (based on current estimates of Royalty income and current market conditions) that Royalty income received by the Trust will be below the Termination Threshold in 2002.

TRUST ASSETS ARE DEPLETING ASSETS AND, IF THE WORKING INTEREST OWNERS OR OTHER OPERATORS OF THE ROYALTY PROPERTIES DO NOT PERFORM ADDITIONAL DEVELOPMENT PROJECTS, THE ASSETS MAY DEPLETE FASTER THAN EXPECTED.

    The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If the operator of the Royalty Properties does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled "Business--Description of the Units--Federal Income Tax Matters" in Item 1 of this Form 10-K under "Business".

UNITHOLDERS HAVE LIMITED VOTING RIGHTS.

    Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

UNITHOLDERS HAVE LIMITED ABILITY TO ENFORCE THE TRUST'S RIGHTS AGAINST THE CURRENT OR FUTURE OWNERS OF THE ROYALTY PROPERTIES.

    The Trust Agreement and related trust law permit the Trustees and the Trust to sue the working interest owner to compel it to fulfill the terms of the Conveyance of the Royalty. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the recourse of a unitholder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unitholders probably would not be able to sue the working interest owner directly.

ITEM 2.  PROPERTIES.

    Reference is made to Item 1 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no pending legal proceedings to which the Trust is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of unitholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
  MATTERS.

    The units of beneficial interest of the Trust were delisted from the Pacific Exchange effective May 18, 2001. The Trust units are currently eligible for trading on the OTC Bulletin Board under ticker symbol MOSH. There was no distribution of income for the month of December 2001, due to a deficit balance related to production revenue. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2001 were as follows:

                                                                  2001                                 2000
                                                   ----------------------------------   ----------------------------------
                                                                         DISTRIBUTION                         DISTRIBUTION
                                                     HIGH       LOW          PAID         HIGH       LOW          PAID
                                                   --------   --------   ------------   --------   --------   ------------
First Quarter....................................   $0.13      $0.06       $0.0084       $.234      $.031        $.0177
Second Quarter...................................   $0.13      $0.08       $0.0057       $.234      $.031        $.0064
Third Quarter....................................   $0.10      $0.06       $0.0034       $.125      $.016        $.0058
Fourth Quarter...................................   $0.10      $0.05       $0.0020       $.109      $.047        $.0199

    At March 19, 2002, the 71,980,216 units outstanding were held by 12,706 unitholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

                                     2001         2000         1999          1998          1997
                                  ----------   ----------   -----------   -----------   -----------
Royalty income..................  $1,772,595   $3,909,836   $ 3,474,732   $ 1,683,664   $ 5,737,644
Distributable income............  $1,401,106   $3,586,711   $ 2,952,611   $ 1,487,139   $ 4,900,814
Distributable income per unit...  $   0.0195   $    .0498   $     .0410   $     .0206   $     .0681
Excess cost carryforward........  $       --   $       --   $        --   $(1,109,013)  $        --
Total assets at year end........  $2,153,070   $3,463,972   $ 2,455,718   $ 1,915,901   $ 3,274,532

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL REVIEW

    YEARS 2001 AND 2000

    Royalty income decreased to $1,772,595 in 2001 as compared to $3,909,836 in 2000. The decrease in Royalty Income is primarily due to lower production at Brazos A-7 and A-39 and West Delta 61 and 62, which was partially offset by an increase in price. Royalty income in 2000 also included a revision to the Trust's interest in two wells at West Delta 62 that resulted in a one-time payment to the trust of $787,463. Distributable income decreased to $1,401,106 ($.0195 per unit) in 2001 as compared to $3,586,711 ($.0498 per unit) in 2000.
General and administrative expense increased to $459,027 in 2001 as compared to $456,586 in 2000.

    Production volumes for natural gas decreased to 457,918 Mcf in 2001 compared with 1,115,766 Mcf in 2000 primarily due to natural production decline at Brazos A-7 and A-39 and West Delta 61 and 62 and a 2000 upward revision of the Trust's interest in West Delta 62 of 201,423 Mcf of natural gas. The average sale price received for natural gas in 2001 was $4.96 per Mcf compared with $2.96 per Mcf in 2000. Crude oil, condensate and natural gas liquids production volumes decreased to 17,280 barrels in 2001 compared with 76,184 barrels in 2000. The decrease was due primarily to natural production decline at West Delta 61 and 62 and a 2000 upward revision of the Trust's interest in West Delta 62 of 18,276 barrels of crude oil, condensate and natural gas liquids. The average sale price in 2001 for crude oil, condensate and natural gas liquids was $26.19 per barrel compared with $24.04 per barrel in 2000.

    YEARS 2000 AND 1999

    Royalty income increased to $3,909,836 in 2000 as compared to $3,474,732 in 1999. Royalty income in 2000 included a revision to the Trust's interest in two wells located at West Delta 62 that resulted in a one-time payment in 2000 of $787,463. Royalty income in 1999 included a release of MMS royalty reserve of $2,116,594 (discussed below in "--Liquidity and Capital Resources"). Excluding the one-time payment from West Delta 62 in 2000 and the release of the MMS royalty reserve in 1999, royalty income would have increased to $3,122,373 as compared to $1,358,138 in 1999. The increase in royalty income is primarily related to new production from the farmout agreement on West Delta 61 entered into in late 1999 and increased natural gas and crude oil, condensate and natural gas liquids average sale prices. Distributable income increased to $3,586,711 ($.0498 per unit) in 2000 as compared to $2,952,611 ($.0410 per unit)
in 1999. General and administrative expense decreased in 2000 as compared to 1999 due to the Trust's recovery of $140,500 in 1999 to replenish the Trust's expense reserve fund.

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

    GENERAL

    From inception of the Trust on December 1, 1982 through December 31, 1987, PNR, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, PNR spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. PNR spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995 and $21.9 million ($13.8 million net to the Trust) in 1996. PNR also spent $2.9 million ($1.8 million net to the Trust) in 1997, $7.5 million ($746,000 net to the Trust) in 1998, $117,000 ($73,000 net to the Trust) in
1999, $247,000 ($138,000 net to the Trust) in 2000 and $162,000 ($71,000 net to
the Trust) in 2001. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. However, PNR is evaluating some potential exploration prospects on certain blocks owned in part by the Trust. Due to the limited financial capacity of the Trust, PNR expects it will attempt to farm out the Trust's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

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

    The December 31, 2001 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2002 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $1.6 million while the Termination Threshold for 2001 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2001 of $19.76 per barrel and $2.73 per Mcf, respectively. Based on the current estimates of Royalty income and current market conditions, the Trustee expects that Royalty income received by the Trust will be below the Termination Threshold in 2002. In addition, depending on the future price of oil and natural gas, the timing of production, market conditions, success of future drilling activity, if any, and other matters the Royalty income received by the Trust after 2002 may also be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

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

OPERATIONAL REVIEW

    As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 2001, its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were on the average higher in 2001 than spot market prices in 2000.

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

    The Brazos A-7 and A-39 blocks experienced a decrease in production in 2001 due to natural production decline. The No. A-4 well in the Brazos A-7 block ceased production in late 2001 leaving only the Newfield Exploration Company well producing on that block as of year end. It is currently producing at a rate of 2.6 MMcf of natural gas per day with no associated condensate. In addition, there is one well producing on Brazos A-39 block currently at 1.0 MMcf of natural gas per day with no associated condensate. PNR farmed out their interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% (1.8% net to the Trust) override in the one-fourth of the Brazos A-39 block farmed out and one-fourth of three surrounding blocks. PNR has informed the Trustee that it is also investigating some exploration prospects on these blocks, but there can be no assurance that these will be drilled.

    The South Marsh Island 155 and 156 blocks ceased production in the first quarter of 2000. Four workovers were performed in 1999 to attempt to restore production. While two were successful in restoring production for a short period, the wells ceased production in February 2000. PNR commenced abandonment procedures during the second quarter of 2001. These procedures are expected to be completed in the summer of 2002. The leases have expired and the MMS has granted an extension to abandon the lease to PNR due to a pipeline company not being able to abandon its pipeline timely.

    The West Delta 61 and 62 blocks experienced a decrease in production in 2001 due to a one-time revision in the Walter Oil and Gas Corporation ("Walter") operated well that was paid to the Trust in 2000 as well as natural production decline. PNR has studied these leases and has no prospects identified. As such, plans are underway to abandon the PNR operated platform and associated wells that are no longer producing. In West Delta 62, the Trust is receiving Royalty income pursuant to a farmout agreement with Walter. However, the well ceased production subsequent to year end and Walter served notice that it intends to plug and abandon this well. In West Delta 61, PNR farmed out portions of the block to Stone Energy Corporation ("Stone"), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone currently has these two wells shut-in for a conversion from a manned platform to an unmanned platform, but prior to being shut-in, the wells were producing at a combined rate of .3 MMcf of natural gas and 365 barrels of condensate per day. It is anticipated that they will come back on line at that rate when the conversion is complete.

    The Matagorda 624 block experienced increased production in 2001 as compared to 2000 primarily due to a workover that was performed in the second quarter of 2001. The well has recently ceased production and another workover is planned for late March 2002 to re-establish production. This is the last behind pipe reserves that PNR has identified and there are no prospects on this block. Therefore, once this reservoir is depleted in this last producing well, plugging and abandonment procedures will likely be the next operation on this block.

            NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (UNAUDITED)

                                                                     SOUTH
                                                                     MARSH         WEST       MATAGORDA
                                                       BRAZOS      ISLAND 155      DELTA        ISLAND
                                                    A-7 AND A-39    AND 156      61 AND 62       624          TOTAL
                                                    ------------   ----------   -----------   ----------   -----------
YEAR ENDED DECEMBER 31, 2001:
  90% of--
    Gross proceeds................................   $1,308,156    $  (5,571)   $ 1,019,607    $403,876    $ 2,726,068
  Less 90% of--
    Operating costs...............................     (312,391)    (131,470)      (253,502)   (175,104)      (872,467)
    Capital costs recovered.......................      (48,703)      (2,124)            --     (20,002)       (70,829)
    Accrual for future abandonment costs and
      interest on cost carryforward...............       (6,106)          --         (3,822)        (72)       (10,000)
                                                     ----------    ----------   -----------    --------    -----------
  Net Proceeds....................................   $  940,956    $(139,165)   $   762,283    $208,698    $ 1,772,772
                                                     ==========    ==========   ===========    ========    ===========
Trust share of net proceeds (99.99%)..............                                                         $ 1,772,595
                                                                                                           ===========
90% of Production Volumes and Average Sales
  Prices:
  Crude oil, condensate and natural gas liquids
  (Bbls).                                                   238           --         15,673       1,369         17,280
                                                     ==========    ==========   ===========    ========    ===========
Average sales price per Bbl.......................   $    26.76    $      --    $     26.25    $  25.42    $     26.19
                                                     ==========    ==========   ===========    ========    ===========
Natural gas (Mcf).................................      254,607           89        112,995      90,227        457,918
                                                     ==========    ==========   ===========    ========    ===========
Average sales price per Mcf.......................   $     5.11    $      --    $      5.38    $   4.09    $      4.96
                                                     ==========    ==========   ===========    ========    ===========
Producing wells (gross)...........................            2           --              3           1              6
YEAR ENDED DECEMBER 31, 2000:
  90% of--
    Gross proceeds................................   $1,334,771    $  93,542    $ 3,480,392    $229,686    $ 5,138,391
  Less 90% of--
    Operating costs...............................     (351,210)    (239,010)      (294,441)   (115,434)    (1,000,095)
    Capital costs recovered.......................      (42,544)     (95,525)            --          --       (138,069)
    Accrual for future abandonment costs and
      interest on cost carryforward...............      (33,767)     (11,565)       (39,562)     (5,106)       (90,000)
                                                     ----------    ----------   -----------    --------    -----------
  Net Proceeds....................................   $  907,250    $(252,558)   $ 3,146,389    $109,146    $ 3,910,227
                                                     ==========    ==========   ===========    ========    ===========
Trust share of net proceeds (99.99%)..............                                                         $ 3,909,836
                                                                                                           ===========
90% of Production Volumes and Average Sales
  Prices:
  Crude oil, condensate and natural gas liquids
  (Bbls).                                                   969          593         73,413       1,209         76,184
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Bbl.....................   $    26.49    $   26.48    $     23.93    $  27.64    $     24.04
                                                     ==========    ==========   ===========    ========    ===========
  Natural gas (Mcf)...............................      419,880       33,595        599,642      62,649      1,115,766
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Mcf.....................   $     3.12    $    2.32    $      2.87    $   3.13    $      2.96
                                                     ==========    ==========   ===========    ========    ===========
Producing wells (gross)...........................            2           --              2           1              5
YEAR ENDED DECEMBER 31, 1999:
  90% of--
    Gross proceeds................................   $1,286,275    $  87,980    $ 1,030,851    $297,346    $ 2,702,452
    Release of MMS royalty reserve................           --    2,116,594             --          --      2,116,594
  Less 90% of--
    Operating costs...............................     (370,852)    (329,626)      (380,637)   (136,573)    (1,217,688)
    Capital costs recovered.......................       (2,057)     (65,300)            --      (5,625)       (72,982)
    Accrual for future abandonment costs and
      interest on cost carryforward...............      (11,727)     (34,796)        (5,848)       (925)       (53,296)
                                                     ----------    ----------   -----------    --------    -----------
  Net Proceeds....................................   $  901,639    $1,774,852   $   644,366    $154,223    $ 3,475,080
                                                     ==========    ==========   ===========    ========    ===========
Trust share of net proceeds (99.99%)..............                                                         $ 3,474,732
                                                                                                           ===========
90% of Production Volumes and Average Sales
  Prices:
  Crude oil, condensate and natural gas liquids
  (Bbls).                                                   604        7,519         13,181       2,351         23,655
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Bbl.....................   $    18.94    $   10.94    $     17.59    $  13.87    $     15.14
                                                     ==========    ==========   ===========    ========    ===========
  Natural gas (Mcf)...............................      636,058       27,510        317,538     142,216      1,123,322
                                                     ==========    ==========   ===========    ========    ===========
  Average sales price per Mcf.....................   $     2.00    $    0.21    $      2.52    $   1.86    $      2.09
                                                     ==========    ==========   ===========    ========    ===========
Producing wells (gross)...........................            3            1              3           1              8

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

    - West Delta 61 and 62 proceeds and production includes a one-time payment in 2000 of $787,463 for a revision to Trust's interest in wells located at West Delta 62.
    - As of March 20, 2002, only the wells on Brazos A-7 and A-39 were producing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              MESA OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Royalty income...........................................  $1,772,595   $3,909,836   $3,474,732
Interest income..........................................      87,538      133,461      100,935
General and administrative expenses......................    (459,027)    (456,586)    (623,056)
                                                           ----------   ----------   ----------
Distributable income.....................................  $1,401,106   $3,586,711   $2,952,611
                                                           ==========   ==========   ==========
Distributable income per unit............................  $   0.0195   $   0.0498   $   0.0410
                                                           ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                           ASSETS
Cash and short-term investments.............................  $   2,136,891   $   3,427,324
Interest receivable.........................................          5,052          13,092
Net overriding royalty interest in oil and gas properties...    380,905,000     380,905,000
  Less: accumulated amortization............................   (380,893,873)   (380,881,444)
                                                              -------------   -------------
Total assets................................................  $   2,153,070   $   3,463,972
                                                              =============   =============
                LIABILITIES AND TRUST CORPUS
Reserve for trust expenses..................................  $   2,000,000   $   2,000,000
Distributions payable.......................................        141,943       1,440,416
Trust corpus (71,980,216 units of beneficial interest
  authorized and outstanding)...............................         11,127          23,556
                                                              -------------   -------------
Total liabilities and trust corpus..........................  $   2,153,070   $   3,463,972
                                                              =============   =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2001          2000          1999
                                                         -----------   -----------   -----------
Trust corpus, beginning of year........................  $    23,556   $    32,636   $    56,401
  Distributable income.................................    1,401,106     3,586,711     2,952,611
  Distributions to unitholders.........................   (1,401,106)   (3,586,711)   (2,952,611)
  Amortization of net overriding royalty interest......      (12,429)       (9,080)      (23,765)
                                                         -----------   -----------   -----------
Trust corpus, end of year..............................  $    11,127   $    23,556   $    32,636
                                                         ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              MESA OFFSHORE TRUST
                         NOTES TO FINANCIAL STATEMENTS

(1)  TRUST ORGANIZATION AND PROVISIONS

    THE TRUST

    The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust is an independent trust administered by JPMorgan Chase Bank, as trustee (the "Trustee"). JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

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

        (e) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or
    (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were $116,000, $137,000 and $132,000 for the years 2001, 2000 and 1999, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(1)  TRUST ORGANIZATION AND PROVISIONS (CONTINUED)
    STATUS OF THE TRUST

    The December 31, 2001 reserve report prepared for the Partnership (See
Note 7) indicates that Royalty income expected to be received by the Trust in 2002 and thereafter could be at or near the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately
$1.6 million while the Termination Threshold for 2001 was approximately
$1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2001 of $19.76 per barrel and $2.73 per Mcf, respectively. Based on the current estimates of Royalty income and current market conditions, the Trustee expects that Royalty income received by the Trust will be below the Termination Threshold in 2002. In addition, depending on the future price of oil and natural gas, the timing of production, market conditions, success of future drilling activity, if any, and other matters the Royalty income received by the Trust after 2002 may also be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

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

(7)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

    Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 2001, 2000 and 1999 are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED) estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

    The future net revenues contained in the previously mentioned reserve report have not been reduced for future general and administrative expenses of the Trust, which are expected to approximate $500,000 annually. The general and administrative expenses of the Trust may increase in future years, depending on the amount of royalty income, increases in accounting, engineering, legal, and other professional fees and other factors.

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

    ESTIMATED QUANTITIES OF PROVED AND PROVED DEVELOPED RESERVES (UNAUDITED)

                                                               OIL AND      NATURAL
                                                              CONDENSATE      GAS
                                                              ----------   ---------
                                                                (BBLS)       (MCF)
Proved Reserves:
  December 31, 1998.........................................    404,272    2,280,001
    Revisions of previous estimates.........................   (322,875)    (712,697)
    Extensions, discoveries and other additions.............         --           --
    Production..............................................     (3,431)    (162,926)
                                                               --------    ---------
  December 31, 1999.........................................     77,966    1,404,378
    Revisions of previous estimates.........................        552      153,193
    Extensions, discoveries and other additions.............         --           --
    Production..............................................    (41,557)    (656,163)
                                                               --------    ---------
  December 31, 2000.........................................     36,961      901,408
    Revisions of previous estimates.........................    (12,550)    (111,423)
    Extensions, discoveries and other additions.............         --           --
    Production..............................................    (11,237)    (297,780)
                                                               --------    ---------
  December 31, 2001.........................................     13,174      492,205
                                                               ========    =========
Proved Developed Reserves:
  December 31, 1998.........................................      5,628      933,684
                                                               ========    =========
  December 31, 1999.........................................     64,424    1,041,961
                                                               ========    =========
  December 31, 2000.........................................     36,961      901,408
                                                               ========    =========
  December 31, 2001.........................................     13,174      492,205
                                                               ========    =========

------------------------

(See Notes on following page.)

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) (CONTINUED)
               STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM
    PROVED OIL AND CONDENSATE AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM
                                  (UNAUDITED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Ninety percent of future gross proceeds.....................  $ 3,031    $10,777
Less ninety percent of--
  Future operating costs....................................   (1,421)      (619)
  Future capital costs, net of amounts previously accrued...      (23)       (15)
                                                              -------    -------
Future royalty income.......................................    1,587     10,143
Discount at 10% per annum...................................     (337)    (1,367)
                                                              -------    -------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $ 1,250    $ 8,776
                                                              =======    =======

       CHANGES IN THE STANDARDIZED MEASURE OF FUTURE ROYALTY INCOME FROM PROVED OIL AND GAS RESERVES, DISCOUNTED AT 10% PER ANNUM (UNAUDITED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Standardized measure at beginning of year...................  $ 8,776    $ 4,247    $ 3,977
                                                              -------    -------    -------
  Revisions of previous estimates...........................     (582)    (3,218)    (4,629)
  Net changes in prices and production costs................   (6,049)    10,444      4,893
  Extensions, discoveries and other additions...............       --         --         --
  Royalty income............................................   (1,773)    (3,122)      (392)
  Accretion of discount.....................................      878        425        398
                                                              -------    -------    -------
  Net changes in standardized measure.......................   (7,526)     4,529        270
                                                              -------    -------    -------
Standardized measure at end of year.........................  $ 1,250    $ 8,776    $ 4,247
                                                              =======    =======    =======

------------------------

- The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

- The "Future capital costs, net of amounts previously accrued" at December 31, 2001 includes, in thousands, $8,324 of future abandonment costs net of $8,324 previously accrued by PNR.

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

                              MESA OFFSHORE TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(8)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            SUMMARIZED QUARTERLY RESULTS
                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                 MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                ----------   ----------   ------------   -----------
2001:
Royalty income................................  $  727,678   $  500,712     $346,443     $  197,762
Distributable income..........................  $  608,102   $  409,607     $241,454     $  141,943
Distributable income per unit.................  $   0.0084   $   0.0057     $ 0.0034     $   0.0020

2000:
Royalty income................................  $1,314,423   $  622,981     $461,949     $1,510,483
Distributable income..........................  $1,270,695   $  459,085     $416,514     $1,440,417
Distributable income per unit.................  $    .0177   $    .0064     $  .0058     $    .0199

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO JPMORGAN CHASE BANK (TRUSTEE)
  AND THE UNITHOLDERS OF THE MESA OFFSHORE TRUST:

    We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2001 and 2000, and its distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001, on the basis of accounting described in Note 3.

                                               ARTHUR ANDERSEN LLP

Houston, Texas
March 25, 2002

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

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Statements of Distributable Income..........................       25
Statements of Assets, Liabilities and Trust Corpus..........       25
Statements of Changes in Trust Corpus.......................       25
Notes to Financial Statements...............................       26
Report of Independent Public Accountants....................       33

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

99.1  Temporary Note 3T to Article 3 of Regulation S-X............

------------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MESA OFFSHORE TRUST

                                                       By   JPMORGAN CHASE BANK, TRUSTEE

                                                       By                /s/ MIKE ULRICH
                                                            -----------------------------------------
                                                                           Mike Ulrich
                                                              SENIOR VICE PRESIDENT & TRUST OFFICER

March 25, 2002

    The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

                                                                       SEC FILE OR
EXHIBIT                                                                REGISTRATION      EXHIBIT
NUMBER                                                                    NUMBER          NUMBER
-------                                                                ------------      --------
4(a)     *Mesa Offshore Trust Indenture between Mesa Petroleum Co.
          and Texas Commerce Bank National Association, as Trustee,
          dated December 15, 1982....................................    2-79673            10(gg)

4(b)     *Overriding Royalty Conveyance between Mesa Petroleum Co.
          and Mesa Offshore Royalty Partnership, dated December 15,
          1982.......................................................    2-79673            10(hh)

4(c)     *Partnership Agreement between Mesa Offshore Management Co.
          and Texas Commerce Bank National Association, as Trustee,
          dated December 15, 1982....................................    2-79673            10(ii)

4(d)     *Amendment to Partnership Agreement between Mesa Offshore
          Management Co., Texas Commerce Bank National Association,
          as Trustee, and Mesa Operating Limited Partnership, dated
          December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended
          December 31, 1992 of Mesa Offshore Trust)..................     1-8432             4(d)

4(e)     *Amendment to Partnership Agreement between Texas Commerce
          Bank National Association, as Trustee, and Mesa Operating
          dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for
          year ended December 31, 1993 of Mesa Offshore Trust).......     1-8432             4(e)

99.1     Temporary Note 3T to Article 3 of Regulation S-X............

------------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.