Form 10-Q
period 2002-03-31
MESA OFFSHORE TRUST
filed 2002-04-24
CIK 711303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED ENDED MARCH 31, 2002

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

         JPMORGAN CHASE BANK, TRUSTEE
         INSTITUTIONAL TRUST SERVICES
                  700 LAVACA
                AUSTIN, TEXAS                                      78701
   (Address of Principal Executive Offices)                      (Zip Code)

                                  512-479-2562
              (Registrant's Telephone Number, Including Area Code)

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

    As of April 24, 2002--71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              MESA OFFSHORE TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  2002               2001
                                                              -------------      -------------
Royalty income..............................................  $          --      $     727,678
Interest income.............................................          7,313             31,812
General and administrative expense..........................         (7,313)          (151,388)
                                                              -------------      -------------
  Distributable income......................................  $          --      $     608,102
                                                              =============      =============
  Distributable income per unit.............................  $          --      $       .0084
                                                              =============      =============

                      STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                MARCH 31,        DECEMBER 31,
                                                                  2002               2001
                                                              -------------      -------------
                                                               (UNAUDITED)
                           ASSETS
Cash and short-term investments.............................  $   1,839,629      $   2,136,891
Interest receivable.........................................          7,313              5,052
Net overriding royalty interest in oil and gas properties...    380,905,000        380,905,000
Accumulated amortization....................................   (380,893,873)      (380,893,873)
                                                              -------------      -------------
  Total assets..............................................  $   1,858,069      $   2,153,070
                                                              =============      =============
                LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses..................................  $   1,846,942      $   2,000,000
Distributions payable.......................................             --            141,943
Trust corpus (71,980,216 units of beneficial interest
  authorized and outstanding)...............................         11,127             11,127
                                                              -------------      -------------
  Total liabilities and trust corpus........................  $   1,858,069      $   2,153,070
                                                              =============      =============

  (The accompanying notes are an integral part of these financial statements.)

                              MESA OFFSHORE TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ---------------------
                                                                    2002        2001
                                                                  ---------   ---------
Trust corpus, beginning of period...........................      $  11,127   $  23,556
  Distributable income......................................             --     608,102
  Distributions to unitholders..............................             --    (608,102)
  Amortization of net overriding royalty interest...........             --      (1,577)
                                                                  ---------   ---------
Trust corpus, end of period.................................      $  11,127   $  21,979
                                                                  =========   =========

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

STATUS OF THE TRUST

    The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). The December 31, 2001 reserve report prepared for the Partnership (see the Trust's 2001 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2002 and thereafter could be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust is approximately $1.6, million while the Termination Threshold for 2001 was approximately $1.3 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2001 of $19.76 per barrel and $2.73 per Mcf, respectively. Based on the current estimates of Royalty income and current market conditions in 2002, the Trustee expects that Royalty income received by the Trust will be below the Termination Threshold in 2002. In addition, depending on the future price of oil and natural gas, the timing of production, market conditions, success of future drilling activity, if any, and other matters, the Royalty income received by the Trust after 2002 may also be below the Termination Threshold. If Royalty income falls below the Termination Threshold for three successive years, the Trust would terminate pursuant to the terms discussed above. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, there can be no assurance that Royalty income received by the Trust in 2002 or thereafter will be above the Termination Threshold.

                              MESA OFFSHORE TRUST

                                  (UNAUDITED)

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("Trustee") in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2001 Annual Report on Form 10-K.

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

    The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ended March 31, 2002, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's
Form 10-K, including under the section "Business--Principal Trust Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

FINANCIAL REVIEW

    During the first quarter of 2002, the Trust had no distributable income, compared to $608,102, representing $.0084 per unit in the first quarter of 2001. The decrease in distributable income in 2002 was primarily due to lower production at Brazos A-7 and A-39 and West Delta 61 and 62 as described in the "Operational Review" below. The per unit amounts of distributable income for the first quarter of 2002 and 2001 were earned by month as follows:

                                                             2002          2001
                                                           --------      --------
January..................................................   $   --        $.0027
February.................................................       --         .0029
March....................................................       --         .0028
                                                            ------        ------
                                                            $   --        $.0084

    There was no royalty income in the first quarter of 2002 as compared to $727,678 for the first quarter of 2001. The decrease in royalty income is primarily due to substantially lower production volumes on Brazos A-7 and A-39 and West Delta 61 and 62, partially offset by increased production at Matagorda Island 624 and decreased prices for natural gas, crude oil and condensate as compared to the same period in 2001.

    There is a deficit balance due PNR as of March 31, 2002 of $108,479 that will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

    Production volumes for natural gas decreased to 137,966 Mcf in the first quarter of 2002 from 153,477 Mcf in the first quarter of 2001. The average price received for natural gas was $2.20 per Mcf in the first quarter of 2002 as compared to $5.17 per Mcf in the first quarter of 2001.

    Crude oil, condensate and natural gas liquids production decreased to 3,353 barrels in the first quarter of 2001 from 6,462 barrels in the first quarter of 2001. The average price received for crude oil, condensate and natural gas liquids was $21.80 per barrel in the first quarter of 2002 as compared to $28.63 per barrel in the first quarter of 2001.

OPERATIONAL REVIEW

    PNR has advised the Trust that during the first quarter of 2002 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2002 were generally lower than spot market prices in the first quarter of 2001.

    The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil and condensate produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of the Organization of the Petroleum Exporting Countries ("OPEC") and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables.

    The Brazos A-7 and A-39 blocks experienced a decrease in production in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to natural production decline. The No. A-4 well in the Brazos A-7 block ceased production in late 2001 leaving only the Newfield Exploration Company well producing on that block. In addition, there is one well producing on Brazos A-39. PNR farmed out their interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% (1.8% net to the Trust) override in the one-fourth of the Brazos A-39 block farmed out and one-fourth of three surrounding blocks. PNR has informed the Trustee that it is also investigating exploration prospects on these blocks, but there can be no assurance that these will be drilled.

    The South Marsh Island 155 and 156 blocks ceased production in the first quarter of 2000. PNR commenced abandonment procedures during the second quarter of 2001. These procedures are expected to be completed in the summer of 2002.

    The West Delta 61 and 62 blocks experienced a decrease in production in the first quarter of 2002 as compared to the first quarter of 2001 due to natural production decline. PNR has studied these leases and has no prospects identified. As such, plans are underway to abandon the PNR operated platform and associated wells that are no longer producing. In West Delta 62, the Trust is receiving Royalty income pursuant to a farmout agreement with Walter Oil and Gas Corporation ("Walter"). However, the well ceased production during the first quarter of 2002 and Walter has informed PNR that it intends to plug and abandon this well. In West Delta 61, PNR farmed out portions of the block to Stone Energy Corporation ("Stone"), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone currently has their two wells shut-in for a conversion from a manned platform to an unmanned platform. It is anticipated that these wells will be back on production around July 2002.

    Matagorda Island 624 production increased in the first quarter of 2002 as compared to the first quarter of 2001, primarily due to a workover that was performed in the second quarter of 2001. During the first quarter of 2002, the well ceased production and another workover has been started to re-establish production. This is the last behind-pipe reserves that PNR has identified on this block, and there are no prospects on this block. Therefore, once this reservoir is depleted in this last producing well, PNR currently expects that plugging and abandonment procedures will be the next operation on this block.

    The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

                                                              SOUTH MARSH
                                                 BRAZOS A-7   ISLAND 155    WEST DELTA   MATAGORDA
                                                  AND A-39      AND 156     61 AND 62    ISLAND 624     TOTAL
                                                 ----------   -----------   ----------   ----------   ----------
THREE MONTHS ENDED MARCH 31, 2002:
  Ninety percent of gross proceeds.............  $ 114,129     $      --    $  112,102    $150,084    $  376,315
  Less ninety percent of--
    Operating expenditures.....................   (231,443)      (32,062)      (71,934)    (40,769)     (376,208)
    Capital costs recovered....................         --            --            --        (107)         (107)
    Accrual for future abandonment costs.......         --            --            --          --            --
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds (excess costs)..................  $(117,314)    $ (32,062)   $   40,168    $109,208    $       --
                                                 =========     =========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $       --
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        201            --         2,328         824         3,353
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   18.68     $      --    $    22.59    $  20.31    $    21.80
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................     55,923            --        21,165      60,878       137,966
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    1.97     $      --    $     2.81    $   2.19    $     2.20
                                                 =========     =========    ==========    ========    ==========
  Producing wells..............................          2            --            --          --             2
                                                 =========     =========    ==========    ========    ==========

THREE MONTHS ENDED MARCH 31, 2001:
  Ninety percent of gross proceeds.............  $ 587,932     $     250    $  381,500    $  8,777    $  978,459
  Less ninety percent of--
    Operating expenditures.....................    (80,076)      (44,965)      (46,798)    (21,695)     (193,534)
    Capital costs recovered....................    (47,174)           --            --          --       (47,174)
    Accrual for future abandonment costs.......     (6,106)           --        (3,822)        (72)      (10,000)
                                                 ---------     ---------    ----------    --------    ----------
  Net proceeds (excess costs)..................  $ 454,576     $ (44,715)   $  330,880    $(12,990)   $  727,751
                                                 =========     =========    ==========    ========    ==========
  Trust share of net proceeds (99.99%).........                                                       $  727,678
                                                                                                      ==========
  Production Volumes and Average Prices:
    Crude oil, condensate and natural gas
      liquids (Bbls)...........................        143            --         6,157         162         6,462
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Bbl................  $   27.56     $      --    $    28.93    $  18.46    $    28.63
                                                 =========     =========    ==========    ========    ==========
    Natural gas (Mcf)..........................    116,509            25        36,541         402       153,477
                                                 =========     =========    ==========    ========    ==========
    Average sales price per Mcf................  $    5.01     $   10.14    $     5.57    $  14.40    $     5.17
                                                 =========     =========    ==========    ========    ==========
  Producing wells..............................          3            --             2           1             6
                                                 =========     =========    ==========    ========    ==========

------------------------------

- The amounts shown are for Mesa Offshore Royalty Partnership.

- The amounts for the three months ended March 31, 2002 and 2001 represent actual production for the periods November 2001 through January 2002 and November 2000 through January 2001, respectively.

- Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

- Producing wells indicate the number of wells capable of production as of the end of the period.

- At March 31, 2002, the cost carryforward was $108,479.

TERMINATION OF THE TRUST

    The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events:
(1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period ("the Termination Threshold") or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 2001 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust's 2001 Annual Report on Form 10-K and is available upon request from the Trustee.

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

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

    (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the first quarter of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MESA OFFSHORE TRUST

                                               By:         /S/ JPMORGAN CHASE BANK, as Trustee

                                               By:                   /s/ MIKE ULRICH
                                                    ------------------------------------------------
                                                                       MIKE ULRICH
                                                                     VICE PRESIDENT

Date: April 24, 2002

    The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.