Form 10-Q
period 2002-06-30
MESA OFFSHORE TRUST
filed 2002-08-14
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

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

        As of August 12, 2002—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Royalty income	$—	$500,712	$—	$1,228,390
Interest income	5,512	27,430	12,825	59,242
General and administrative expense	(5,512)	(118,535)	(12,825)	(269,924)

Distributable income	$—	$409,607	$—	$1,017,708

Distributable income per unit	$—	$.0057	$—	$.0141

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Cash and short-term investments	$1,767,814	$2,136,891
Interest receivable	5,512	5,052
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)

Total assets	$1,784,453	$2,153,070

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,773,326	$2,000,000
Distributions payable	—	141,943
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127

Total liabilities and trust corpus	$1,784,453	$2,153,070

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Trust corpus, beginning of period	$11,127	$21,979	$11,127	$23,556
Distributable income	—	409,607	—	1,017,708
Distributions to unitholders	—	(409,607)	—	(1,017,708)
Amortization of net overriding royalty interest	—	(1,276)	—	(2,853)

Trust corpus, end of period	$11,127	$20,703	$11,127	$20,703

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization

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

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (the "Trustee") in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2001 Annual Report on Form 10-K.

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

        This basis for reporting Royalty income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Under these accounting principles, Royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months and six months ending June 30, 2002, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported. There is a deficit balance due PNR as of June 30, 2002 of $258,579 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups trust expenses being paid from the reserve that the Trustee established. As of June 30, 2002, $226,674 will be recouped by the Trustee from future Royalty income before Trust distributions will resume.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, and in the Trust's Form 10-K, including under the section "Business—Principal Trust Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Financial Review

        During the second quarter of 2002, the Trust had no distributable income, compared to $409,607, representing $.0057 per unit in the second quarter of 2001. The decrease in distributable income in 2002 was primarily due to lower production at West Delta 61 and 62 and Matagorda Island 624 as described in the "Operational Review" below. The per unit distributions for the second quarter of 2002 and 2001 were as follows:

	2002	2001

April	$—	$.0020
May	—	.0031
June	—	.0006

	$—	$.0057

        There was no Royalty income in the second quarter of 2002 as compared to $500,712 for the second quarter of 2001. The decrease in Royalty income is primarily due to substantially lower production volumes on West Delta 61 and 62 and Matagorda Island 624 and decreased prices for natural gas, crude oil and condensate as compared to the same period in 2001.

        There is a deficit balance due PNR as of June 30, 2002 of $258,579 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, there will be no income distributed to unitholders until the Trustee recoups trust expenses being paid from the reserve that the Trustee established. As of June 30, 2002, $226,674 will be recouped by the Trustee from future Royalty income before Trust distributions to unitholders will resume.

        Production volumes for natural gas decreased to 66,028 Mcf in the second quarter of 2002 from 92,876, Mcf in the second quarter of 2001. The average price received for natural gas was $2.17 per Mcf in the second quarter of 2002 as compared to $6.97 per Mcf in the second quarter of 2001.

        Crude oil, condensate and natural gas liquids production decreased to 1,337 barrels in the second quarter of 2002 from 5,281 barrels in the second quarter of 2001. The average price received for crude oil, condensate and natural gas liquids was $19.32 per barrel in the second quarter of 2002, compared to $23.10 per barrel in the second quarter of 2001.

        For the six months ended June 30, 2002, natural gas production volumes decreased to 203,994 Mcf from 246,353 Mcf for the six months ended June 30, 2001. The average price received for natural gas was $2.19 per Mcf for the six months ended June 30, 2002 compared to $5.85 per Mcf for the six months ended June 30, 2001. Crude oil, condensate and natural gas liquid volumes decreased to 4,689 barrels in the first six months of 2002 as compared to 11,743 barrels in the first six months of 2001. The average price received for crude oil, condensate and natural gas liquids was $21.10 per barrel for the six months ended June 30, 2002 compared to $26.15 per barrel for the six months ended June 30, 2001.

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

Operational Review

        PNR has advised the Trust that during the second quarter of 2002 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2002 were generally lower than spot market prices in the second quarter of 2001.

        The Brazos A-7 and A-39 blocks experienced a slight increase in natural gas production in the second quarter of 2002 as compared to the second quarter of 2001 primarily due to a workover that was performed in the first quarter of 2002. As of June 30, 2002, these two blocks had three wells producing. The Brazos A-7 No. A-4 and No. B-1 wells and the Brazos A-39 No. A-3 well. The Brazos A-7 No. A-4 well, operated by PNR, ceased production in late 2001, came back on production during the first quarter of 2002 after a successful workover and subsequent to quarter end has ceased production again after loading up with water. The Brazos A-39 No. A-3 well, operated by PNR, ceased production May 31, 2001 and was returned to production November 12, 2001 after successfully unloading the well. It continues to produce intermittently. PNR is evaluating the Brazos A-39 wells for any additional recompletions that could be performed. The Brazos A-7 No. B-1 well, operated by Newfield Exploration Company, is the only remaining consistently producing well on these blocks currently. PNR farmed out its interest and the Trust's interest in one-fourth of the Brazos A-39 block to Shell Oil Company in late 2000 in return for a 2% (1.8% net to the Trust) override in the one-fourth of the Brazos A-39 block farmed out and one-fourth of the three surrounding blocks. In addition, PNR has informed the Trustee that it has identified two attractive drilling prospects and that it is attempting to farm out the Trust's share of portions of these two blocks, and participate in the drilling to the extent of its interest, so the two prospects can potentially be drilled either late this year or sometime in 2003. However, there can be no assurance that any of these three prospects on these two blocks will ever be drilled.

        The Matagorda Island 624 block, operated by PNR, experienced a production decrease in the second quarter of 2002 as compared to the second quarter of 2001 because the only remaining producing well, MI 624 No. A-1, ceased production in the first quarter of 2002. PNR attempted a workover on the well early in the second quarter, but experienced mechanical problems. Subsequent to quarter end, PNR has begun repairs on the well and will attempt to complete the workover. This is the last behind-pipe reserves that PNR has identified on this block, and there are no other prospects identified. Therefore, once this reservoir is depleted in the No. A-1 well, PNR currently expects that plugging and abandonment procedures will be the next operation on this block.

        The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production in the second quarter of 2002 as compared to the second quarter of 2001 due to natural production declines in one well and the other two wells being shut-in. PNR has studied these leases and attempted to sell the platform and other facilities without success. PNR has no prospects identified and therefore has initiated plugging and abandonment procedures during the second quarter of 2002 on the PNR operated wells and platform that should be completed by the end of this year. In West Delta 62, the Trust was receiving Royalty income from one producing well pursuant to a farmout agreement with Walter Oil and Gas Corporation ("Walter"). However, the well ceased production during the first quarter of 2002 and Walter has commenced plugging and abandonment procedures for that well. In West Delta 61, PNR farmed out portions of the block to Stone Energy Corporation ("Stone"), retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Since the first quarter of 2002, Stone has shut-in their two wells because the host platform, which is operated by another company, was converted from a manned platform to an unmanned platform. Stone has subsequently negotiated with Walter to reroute their wells to the Walter platform in West Delta block 62. This work has commenced and the wells should be placed back on production during the fourth quarter of 2002.

        The South Marsh Island 155 and 156 blocks ceased production during the first quarter of 2000. The lease was relinquished and abandonment procedures were commenced during the second quarter of 2001. The abandonment of the last platform was completed subsequent to the end of the second quarter of 2002 and PNR will complete the site clearance operation by the end of the third quarter.

        The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

	Brazos A-7 and A-39	Matagorda Island 624	West Delta 61 and 62	South Marsh Island 155 and 156	Total

Three Months Ended June 30, 2002:
Ninety percent of gross proceeds	$135,025	$984	$33,426	$—		$169,435
Less ninety percent of—
Operating expenditures	(90,864)	(15,224)	(45,901)	(15,535)		(167,524)
Capital costs recovered	—	(1,911)	—	—		(1,911)
Accrual for future abandonment costs and interest on cost carryforward	—	—	—	—		—

Net proceeds (excess costs)	$44,161	$(16,151)	$(12,475)	$(15,535)	$	(—)

Trust share of net proceeds (99.99%)					$	(—)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	129	3	1,205	—		1,337

Average sales price per Bbl	$19.51	$18.50	$19.31	$—		$19.32

Natural gas (Mcf)	62,035	325	3,668	—		66,028

Average sales price per Mcf	$2.14	$2.88	$2.77	$—		$2.17

Producing wells	3	—	—	—		3
	Brazos A-7 and A-39	Matagorda Island 624	West Delta 61 and 62	South Marsh Island 155 and 156	Total

Three Months Ended June 30, 2001:
Ninety percent of gross proceeds	$402,285	$41,137	$325,934	$—	$769,356
Less ninety percent of—
Operating expenditures	(77,530)	(50,122)	(79,335)	(43,131)	(250,118)
Capital costs recovered	(1,528)	(14,824)	—	(2,124)	(18,476)
Accrual for future abandonment costs and interest on cost carryforward	—	—	—	—	—

Net proceeds	$323,227	$(23,809)	$246,599	$(45,255)	$500,762

Trust share of net proceeds (99.99%)					$500,712

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	78	254	4,949	—	5,281

Average sales price per Bbl	$26.60	$25.39	$22.93	$—	$23.10

Natural gas (Mcf)	56,643	5,917	30,316	—	92,876

Average sales price per Mcf	$7.07	$5.85	$7.01	$—	$6.97

Producing wells	2	1	3	—	6

•
The amounts shown are for Mesa Offshore Royalty Partnership.
•
The amounts for the three months ended June 30, 2002 and 2001 represent actual production for the periods February 2002 through April 2002 and February 2001 through April 2001, respectively.
•
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.
•
Producing wells indicate the number of wells capable of production as of the end of the period.
•
The cost carryforward related to operating and capital costs incurred exceeding oil and gas sales at June 30, 2002 was $258,579.

	Brazos A-7 and A-39	Matagorda Island 624	West Delta 61 and 62	South Marsh Island 155 and 156	Total

Six Months Ended June 30, 2002:
Ninety percent of gross proceeds	$249,154	$151,068	$145,528	$—		$545,750
Less ninety percent of—
Operating expenditures	(322,307)	(55,993)	(117,835)	(47,597)		(543,732)
Capital costs recovered	—	(2,018)	—	—		(2,018)
Accrual for future abandonment costs	—	—	—	—		—

Net proceeds (excess costs)	$(73,153)	$93,057	$27,693	$(47,597)	$	(—)

Trust share of net proceeds (99.99%)					$	(—)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	330	827	3,532	—		4,689

Average sales price per Bbl	$19.02	$20.30	$21.48	$—		$21.10

Natural gas (Mcf)	117,959	61,203	24,832	—		203,994

Average sales price per Mcf	$2.06	$2.19	$2.81	$—		$2.19

Producing wells	3	—	—	—		3
	Brazos A-7 and A-39	Matagorda Island 624	West Delta 61 and 62	South Marsh Island 155 and 156	Total

Six Months Ended June 30, 2001:
Ninety percent of gross proceeds	$990,218	$49,914	$707,434	$250	$1,747,816
Release of MMS royalty reserve
Less ninety percent of—
Operating expenditures	(157,606)	(71,817)	(126,133)	(88,096)	(443,652)
Capital costs recovered	(48,703)	(14,824)	—	(2,124)	(65,651)
Accrual for future abandonment costs	(6,106)	(72)	(3,822)	—	(10,000)

Net proceeds	$777,803	$(36,799)	$577,479	$(89,970)	$1,228,513

Trust share of net proceeds (99.99%)					$1,228,390

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	221	416	11,106	—	11,743

Average sales price per Bbl	$27.26	$22.69	$26.26	$—	$26.15

Natural gas (Mcf)	173,152	6,319	66,857	25	246,353

Average sales price per Mcf	$5.68	$6.40	$6.22	$10.00	$5.85

Producing wells	2	1	3	—	6

  •
  The amounts shown are for Mesa Offshore Royalty Partnership.
  •
  The amounts for the six months ended June 30, 2002 and 2001 represent actual production for the periods November 2001 through April 2002, and November 2000 through April 2001 respectively.
  •
  Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.
  •
  Producing wells indicate the number of wells capable of production as of the end of the period.
  •
  The cost carryforward related to operating and capital costs incurred exceeding oil and gas sales at June 30, 2002 was $258,579.

Termination of the Trust

        The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 2001 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust's 2001 Annual Report on Form 10-K and is available upon request from the Trustee.

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

PART II

Item 6.    Exhibits and Reports on Form 8-K.

(a)
Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.)

			SEC File or Registration Number	Exhibit Number

4	(a)	*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4	(b)	*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4	(c)	*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4	(d)	*	Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4	(e)	*	Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
(b)
Reports on Form 8-K

        A current Report on Form 8-K dated July 3, 2002 and filed on July 11, 2002, as amended, reported that the Trust dismissed Arthur Andersen LLP as its independent public accountants and engaged KPMG LLP to serve as its independent public accountants for 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By:	/S/ JPMORGAN CHASE BANK, TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: August 12, 2002

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
MESA OFFSHORE TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
MESA OFFSHORE TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA OFFSHORE TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES