Form 10-K
period 2002-12-31
MESA OFFSHORE TRUST
filed 2003-03-27
CIK 711303

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number 1-8432

Mesa Offshore Trust

(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's telephone number, including area code: 1-512-479-2562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of beneficial interest
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No. /x/

        The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on June 28, 2002, of $0.02 was approximately $1,439,600.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 27, 2003, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

        Documents Incorporated By Reference: None.

TABLE OF CONTENTS

PART I

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business—Termination of the Trust," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer Natural Resources Company ("Pioneer") has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under "Business—Principal Trust Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

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

        The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing; (4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were approximately $84,000, $116,000 and $137,000, for the years 2002, 2001 and 2000, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

        Under the instrument conveying the Royalty to the Partnership (the "Conveyance"), the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the hydrocarbons as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 6 of this Form 10-K. The Conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by PNR during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by PNR from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by PNR in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. PNR, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between PNR and any purchaser as to the correct sale price for any production, amounts received by PNR and promptly deposited by it with an escrow agent are not considered as having been received by PNR and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to PNR by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts PNR is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by PNR as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, PNR is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

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

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of disposition.

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

  Status of the Trust

        The Trust Indenture provides that the Trust will terminate in the event that the total amount of cash received per year by the Trust falls below certain levels for three successive years. As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 fell below the termination threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of December 31, 2002 of $825,616 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2002 reserve report prepared for the Partnership (See Note 7) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it is in the process of farming out the Trust's interest in Brazos A-7 and A-39 so that the exploratory prospects can be drilled during 2003 with the Trust retaining an overriding royalty interest. However, there can be no assurance that either of the prospects will be drilled or if drilled that they will be successful. Even if the exploratory prospects are successful, it is expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2002

			Producing Wells(1)
	Producing Acres		Gross		Net
Property
	Gross	Net(2)	Oil	Gas	Oil	Gas
Offshore Louisiana(3)—
West Delta 61	5,000	3,750	—	3	—	.3
Offshore Texas—
Brazos A-7	5,760	2,160	—	1	—	.1
Brazos A-39	5,760	2,160	—	1	—	.4
Matagorda Island 624	5,617	1,369	—	—	—	—

Total	22,137	9,439	—	5	—	.8

(1)
Dual completions are counted as one well. For information regarding wells producing at December 31, 2002, see "Net Proceeds, Production and Average Prices" on page 23 of this Form 10-K. As of March 20, 2002, only the wells on Brazos A-7 and A-39 were producing, and the well on Matagorda Island 624 was shut-in awaiting a recompletion. The wells at West Delta 61 were shut-in for platform maintenance and the well at West Delta 62 has ceased production.
(2)
Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.
(3)
All wells on South Marsh Island 155 and 156 leases were plugged and abandoned in 2001. PNR abandoned the platform for these two properties in 2002. All wells were plugged and abandoned on West Delta 62 during 2002 and the lease was relinquished. PNR is awaiting the removal of a pipeline before completing the facilities dismantlement.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 2002, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Reserves, see Notes 2, 3 and 7, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

March 12, 2003

MESA Offshore Trust
JPMorgan Chase Bank (as Trustee)
700 Lavaca Street, 5th Floor
Austin, Texas 78701-3102

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates, as of December 31, 2002, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership," a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in four Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The four offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties." One of these leases is currently being abandoned; reserves of the remaining three leases are reported herein.

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

The development status shown herein represents the status applicable as of December 31, 2002. Data available from wells drilled on the appraised properties through December 31, 2002 was used in estimating gross ultimate recovery. Gross production estimated to December 31, 2002, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 2002 since production data for these properties was not available throughout 2002.

The reserve volumes and revenue values shown in this report for Partnership Interest were estimated from projections of reserves and revenue attributable to the combined interests consisting of the Partnership Interest and the retained Pioneer Interest in the Subject Properties (Combined Interest). Net reserves attributable to the Partnership Interest were estimated by allocating to the Partnership a portion of the estimated combined net reserves of the Subject Properties based on future revenue. Therefore, the estimated net reserves attributable to the Partnership Interest will vary if different future price and cost assumptions are used. 5205 N. O'CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

MESA Offshore Trust
March 12, 2003

While estimates of reserves attributable to the Trust are shown in order to comply with requirements of the SEC, there is no precise method of allocating estimates of physical quantities of reserves between the working interest owners and the Trust. The net profits overriding royalty interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Trust. The quantities of reserves attributable to the Trust will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Trust Properties. Therefore, the estimates of reserves set forth in the Reserve Reports are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analysis, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

•
Proved—Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

•
Developed—Reserves that are recoverable from existing wells with current operating methods and expenses. Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analysis from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

•
Undeveloped—Reserves that are recoverable from additional wells yet to be drilled. Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

MESA Offshore Trust
March 12, 2003

Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 2002, are as follows:

TOTAL, PROVED RESERVES (PDP+PNP):
Natural Gas (Mcf)	432,442
Oil and Condensate (bbl)	16,611
Natural Gas Liquids (bbl)	0
PROVED DEVELOPED PRODUCING RESERVES (PDP)
Natural Gas (Mcf)	432,442
Oil and Condensate (bbl)	16,611
Natural Gas Liquids (bbl)	0

Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. Interest was charged monthly on the net profits deficit balance (cost not recovered currently) at the rate of 9.0 percent per year. As of December 31, 2002 the Partnership Interest has a deficit balance of $825,616.

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

The assumptions used for estimating future prices and costs are as follows:

  •
  Oil and Condensate Prices—Oil and condensate prices were held constant for the life of the properties.

  •
  Natural Gas Prices—Gas prices were held constant for the life of the properties.

  •
  Natural Gas Liquids Prices—Natural gas liquids prices were held constant for the life of the properties.

  •
  Operating and Capital Costs—Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2002 values and were not adjusted for inflation.

MESA Offshore Trust
March 12, 2003

A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 2002 is as follows:

COMBINED INTEREST:
Future Gross Revenue ($)	4,358,953
Production and Ad Valorem Taxes ($)	0
Operating Costs ($)	(1,562,443)
Capital Costs ($)[1]	(6,267,159)
Future Net Revenue ($)	(3,470,649)
Accrued Revenue for Abandonment Costs ($)	6,267,159
Future Accrued Revenue for Abandonment Costs ($)	0
Cumulative Net Profits Deficit @ 12/31/02	917,351
Revenue Subject to Net Profits Interest ($)	1,879,159
PARTNERSHIP INTEREST:
Future Net Revenue ($)[2]	1,691,243
Present Worth at 10 Percent ($)	843,808

1
Is solely made up of future abandonment costs.
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

Paul McDonald

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

        Also, while estimates of reserves attributable to the Royalty Properties are shown in order to comply with requirements of the "SEC", there is no precise method of allocating estimates of physical quantities of reserves between PNR and the Partnership, since the Royalty is not a working interest and the Partnership does not own and is not entitled to receive any specific volume of reserves from the Royalty. Reserve quantities in the previously mentioned reserve study have been allocated based on the method referenced in the Reserve Report. The quantities of reserves attributable to the Partnership will be affected by future changes in various economic factors utilized in estimating future gross and net revenues from the Royalty Properties. Therefore, the estimates of reserves set forth in the Reserve Report are to a large extent hypothetical and differ in significant respects from estimates of reserves attributable to a working interest.

        Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 2002. These prices (having a weighted average year end price of $31.17 per barrel and $4.75 per Mcf as of December 31, 2002) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 2002 was $2.49 per Mcf, representing a combination of contract prices and spot market prices, while the average price of crude oil, condensate and natural gas liquids was $21.15.

        The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 2002. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in these estimates.

Property	Productive Life(1)(2)
West Delta 61.	8-9 years
Brazos A-7.	2-3 years
Brazos A-39	1-2 years
Matagorda Island 624.	None

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

Proceeds, Production and Average Prices

        Reference is made to "Net Proceeds, Production and Average Prices" under Item 7 of this Form 10-K.

CONTRACTS

General

        PNR has advised the Trust that during 2002 its offshore gas production was marketed under short-term contracts at spot market prices primarily to Adams Resources and Energy, Inc. ("Adams"). PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 2002 were generally lower than spot market prices in 2001. Information regarding recent prices received for production from the Royalty Properties is provided below.

    Brazos A-7 and A-39. In March 2003, most of the gas from this property was being sold to Adams at an average price of $5.80 per MMBtu.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2000 and early 2001, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. Annual wellhead prices generally increased from $1.55 per Mcf in 1995 to $2.32 per Mcf in 1997, decreased to $1.94 in 1998, increased to $3.69 per Mcf in 2000, increased again to $4.12 per Mcf in 2001, and decreased to $2.87 per Mcf in 2002, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

FERC Regulation

        In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. In 1996, the FERC issued a Statement of Policy regarding its jurisdiction under the NGA and Outer Continental Shelf Lands Act ("OCSLA") over new natural gas facilities and services on the Outer Continental Shelf ("OCS"). Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. Recently, in addition to the traditional factors, the FERC has added another factor to be considered for purposes of identifying the demarcation point between gathering and transportation on OCS pipeline systems, i.e., whether the system contains a centralized aggregation point where gas supplies are delivered by multiple small diameter lines for aggregation and subsequent delivery onshore through a larger diameter pipeline. On February 9, 2000, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. On appeal, Order Nos. 637, 637-A and 637-B were generally upheld by the U.S. Court of Appeals for the District of Columbia Circuit, but remanded to the Commission on a limited number of district issues. The Commission has attemped to resolve some of the remanded issues, Regulation of Short-Term Natural Gas Transportation Services, Etc., 101 FERC 61,127 (2002), some of which may be subject to further review in a U.S. Court of Appeals. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. On April 10, 2000, the FERC issued Order No. 639, which established new regulations under the OCSLA applicable to natural gas pipelines operating on the OCS. The new regulations require non-exempt OCS gas service providers to file with the FERC information regarding their affiliations and the rates and terms pursuant to which they provide service to each and every shipper. The stated purpose of the reporting requirements is to assist FERC and interested persons in determining whether OCS gas service providers are complying with the open access and nondiscrimination requirements of the OCSLA and enable shippers which are subject to discrimination and anti-competitive practices to bring such practices to the FERC's attention and seek remedial action. In Order No. 639-A, the FERC clarified and modified certain of the regulations. On January 11, 2002, the United States District Court for the District of Columbia ruled that the reporting requirements adopted in Order No. 639, et. seq., were in excess of the FERC's statutory authority and on this basis enjoined enforcement of the regulations. Williams Companies, Inc. v FERC, C.A. No. 01-1976 (RCL) (Order and Memorandum Opinion issued January 11, 2002). The decision has been appealed by the FERC and certain other parties to the United States Court of Appeals for the District of Columbia Circuit. Williams Companies, et. al. V. FERC (Case No. 02-5056). As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

State and Other Regulation

        State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements. Some states have implemented more stringent legislation in recent years to regulate gathering rates charged by gas gathering companies, but to date the effect to PNR in connection with the Royalty Properties has been minimal.

        Natural gas pipeline facilities used for the transportation of natural gas in interstate commerce are subject to Federal minimum safety requirements. These requirements, however, are not applicable to, inter alia,: (1) onshore gathering facilities outside: (i) the limits of any incorporated or unincorporated city, town, or village; and (ii) any designated residential or commercial area; or (2) pipeline facilities on the Outer Continental Shelf ("OCS") upstream of the point at which operating responsibility transfers from a producing operator to a transporting operator. See 49 C.F.R. § 192.1(b). We are informed that the Royalty Properties are located in Federal waters on the OCS. The standards governing pipeline safety have undergone recent changes and it is possible that future changes in the regulations and statutes may occur which may increase the stringency of the standards or expand the applicability of the standards to facilities not currently covered.

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

Platform Abandonment and Removal

        PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. See Note 7 in the Notes to Financial Statements for amounts withheld as of December 31, 2002 and amounts to be withheld in the future.

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

        The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

    •
    political disruption, war, or other armed conflict in oil producing regions, in particular the war in Iraq;

    •
    worldwide economic conditions;

    •
    weather conditions;

    •
    the supply and price of foreign natural gas and oil;

    •
    the level of consumer demand;

    •
    the price and availability of alternative fuels;

    •
    the proximity to, and capacity of, transportation facilities; and

    •
    the effect of worldwide energy conservation measures.

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

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimates of reserves and estimated future revenues to be too high.

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

    •
    historical production from the area compared with production rates from similar producing areas;

    •
    the assumed effect of governmental regulation; and

    •
    assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

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

        As discussed in Note 7 to the Notes to Financial Statements, at December 31, 2002 PNR has accrued approximately $5,640,443 million for future abandonment costs. To the extent future estimated or actual abandonment costs exceed this accrual, PNR would be entitled to accrue and withhold such amounts from payments with respect to the Royalty. Similarly, to the extent future estimated or actual abandonment costs are less than this accrual, PNR may release such amounts. Only unitholders at the time of any such release and distribution would be entitled to the distribution by the Trust.

Operating risks for the working interest owners' interests in the Royalty Properties can adversely affect Trust distributions.

        The occurrence of drilling, production or transportation accidents at any of the Royalty Properties will reduce Trust distributions by the amount of uninsured costs. These occurrences include blowouts, cratering, explosions and other environmental damage. Offshore activities are also subject to a variety of operating risks such as hurricanes and other weather disturbances. These accidents and other natural disasters may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

The operators of the working interest owner are subject to extensive governmental regulation.

        Offshore oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations.

None of the Trustee, the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development.

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

        The current working interest owner or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well. Please see "Business—Termination of the Trust" in Item 1 of this Form 10-K.

The Royalty can be sold and the Trust can be terminated.

        The Trust will be terminated and the Trustee must sell the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the total amount of cash received per year by the Trust for each of three consecutive years is less than the Termination Threshold. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders. As discussed in Item 1 of this Form 10-K under "Business—Termination of the Trust," the Royalty income received by the Trust was below the Termination Threshold in 2002. In addition, based on current estimates of future Royalty income, the Trustee currently expects that Royalty income received by the Trust will fall below the Termination Threshold for 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provision of the Trust Indenture effective December 31, 2004.

Trust assets are depleting assets and, if the working interest owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.

        The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If the operator of the Royalty Properties does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled "Business—Description of the Units—Federal Income Tax Matters" in Item 1 of this Form 10-K under "Business".

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of unitholders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Unitholder Matters.

        The units of beneficial interest of the Trust were delisted from the Pacific Exchange effective May 18, 2001. The Trust units are currently eligible for trading on the OTC Bulletin Board under ticker symbol MOSH. There was no distribution of income for the year ended December 2002, due to a deficit balance owed to PNR. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2002 were as follows:

	2002			2001
	High	Low	Distribution Paid	High	Low	Distribution Paid
First Quarter	$0.08	$0.05	$—	$0.13	$0.06	$0.0084
Second Quarter.	$0.05	$0.01	$—	$0.13	$0.08	$0.0057
Third Quarter	$0.03	$0.01	$—	$0.10	$0.06	$0.0034
Fourth Quarter.	$0.03	$0.01	$—	$0.10	$0.05	$0.0020

        At March 19, 2003, the 71,980,216 units outstanding were held by 1,628 unitholders of record.

Item 6.    Selected Financial Data.

	2002	2001	2000	1999	1998
Royalty income	$—	$1,772,595	$3,909,836	$3,474,732	$1,683,664
Distributable income	$—	$1,401,106	$3,586,711	$2,952,611	$1,487,139
Distributable income per unit	$—	$0.0195	$.0498	$.0410	$.0206
Accumulated deficit	$(825,616)	$(81,329)	$—	$—	$(1,109,013)
Total assets at year end.	$1,497,833	$2,153,070	$3,463,972	$2,455,718	$1,915,901

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Critical Accounting Policies

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

          (b)  Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)  Trust general and administrative expenses are recorded in the month they accrue and are recoupable from Royalty income.

        This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

Financial Review

  Years 2002 and 2001

        There was no Royalty income during 2002. Royalty income in 2001 was $1,772,595 in 2001. The decrease in Royalty income can be attributed to lower production on all properties as a result of the Trust properties nearing the end of their productive lives as well as lower commodity prices received in 2002 as compared to 2001.

        Production volumes for natural gas decreased to 299,827 Mcf in 2002 compared with 457,918 Mcf in 2001 primarily due to natural production decline at all properties. The average sales price received for natural gas in 2002 was $2.49 per Mcf compared with $4.96 per Mcf in 2001. Crude oil, condensate and natural gas liquids production volumes decreased to 4,850 barrels in 2002 as compared to 17,280 barrels in 2001. This decrease was also the result of the natural production decline at all properties. The average sales price in 2002 for crude oil, condensate and natural gas liquids was $21.15 per barrel as compared with $26.19 per barrel in 2001.

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

        Production volumes for natural gas decreased to 457,918 Mcf in 2001 compared with 1,115,766 Mcf in 2000 primarily due to natural production decline at Brazos A-7 and A-39 and West Delta 61 and 62 and a 2000 upward revision of the Trust's interest in West Delta 62 of 201,423 Mcf of natural gas. The average sale price received for natural gas in 2001 was $4.96 per Mcf compared with $2.96 per Mcf in 2000. Crude oil, condensate and natural gas liquids production volumes decreased to 17,280 barrels in 2001 compared with 76,184 barrels in 2000. The decrease was due primarily to natural production decline at West Delta 61 and 62 and a 2000 upward revision of the Trust's interest in West Delta 62 of 18,276 barrels of crude oil, condensate and natural gas liquids. The average sales price in 2001 for crude oil, condensate and natural gas liquids was $26.19 per barrel compared with $24.04 per barrel in 2000.

  General

        From inception of the Trust on December 1, 1982 through December 31, 1987, PNR, as working interest owner, spent $110 million ($99 million net to the Trust) to explore and develop the Royalty Properties. No significant expenditures regarding exploration and development were made during 1988, 1989 or 1990. Beginning in late 1991 and continuing in 1992, PNR spent $9.6 million ($8.7 million net to the Trust) on exploration and development. No significant exploration and development expenditures were made in 1993 or 1994. PNR spent $3.4 million ($1.2 million net to the Trust) on exploration and development during 1995 and $21.9 million ($13.8 million net to the Trust) in 1996. PNR also spent $2.9 million ($1.8 million net to the Trust) in 1997, $7.5 million ($746,000 net to the Trust) in 1998, $117,000 ($73,000 net to the Trust) in 1999, $247,000 ($138,000 net to the Trust) in 2000, $162,000

($71,000 net to the Trust) in 2001 and $978,000 ($286,000 net to the Trust) in 2002. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. However, PNR plans to drill two exploration prospects on Brazos A-7 and A-39 blocks owned in part by the Trust during 2002. Due to the limited financial capacity of the Trust, PNR will farm out the Trust's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

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

        The Trust Indenture provides that the Trust will terminate in the event that the total amount of cash received per year by the Trust falls below certain levels for three successive years. As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 fell below the termination threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of December 31, 2002 of $825,616 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2002 reserve report prepared for the Partnership (See Note 7) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee currently expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it is in the process of farming out the Trust's interest in Brazos A-7 and A-39 so that the exploratory prospects can be drilled during 2003 with the Trust retaining an overriding royalty interest. However, there can be no assurance that either of the prospects will be drilled or if drilled that they will be successful. Even if the exploratory prospects are successful, it is expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates.

Operational Review

        As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 2002, its offshore gas production was marketed under short-term contracts at spot market prices primarily to Adams and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were on the average lower in 2002 than spot market prices in 2001.

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

        The Brazos A-7 and A-39 blocks experienced a decrease in natural gas production during 2002 due to natural production decline. As of December 31, 2002, these two blocks had two wells producing, the Brazos A-7 No. B-1 well and the Brazos A-39 No. A-3 well. The Brazos A-7 No. A-4 well, operated by PNR, ceased production in late 2001, came back on production during the first quarter of 2002 after a successful workover and ceased production in the third quarter of 2002 after loading up with water. The Brazos A-39 No. A-3 well, operated by PNR, ceased production in May 2001 and was returned to production in November 2001 after successfully unloading the well. The No. A-3 well continues to produce intermittently. PNR evaluated all the wells at Brazos A-39 to identify any additional recompletions that could be performed. None were identified and this last producing well is all the proved reserves that remain on this block. The Brazos A-7 No. B-1 well, operated by Newfield Exploration Company, is currently the only remaining consistently producing well on these blocks. However, PNR is in the process of farming out the Trust's interest in both of these blocks so that two exploration prospects can be drilled during 2003 where the Trust will retain an overriding royalty interest. However, there can be no assurance that either of these two prospects will ever be drilled or if drilled that they will be successful.

        The Matagorda Island 624 block, operated by PNR, experienced a production decrease due to the only remaining producing well on the block ceasing production during the second quarter of 2002. PNR attempted a workover on the well early in the second quarter of 2002, but discontinued the workover due to mechanical problems. During the third quarter of 2002, PNR attempted to repair the wellbore and complete the workover but was unsuccessful. No other prospects were identified on the block and therefore PNR obtained approval from the other partners to abandon the property. The wells were plugged and abandoned subsequent to year end and the platform removal is scheduled for the summer of 2003.

        The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production during 2002 due to normal production decline. PNR has studied these leases and has attempted to sell the platform and other facilities without success. PNR had no prospects identified and therefore initiated plugging and abandonment procedures during the second quarter of 2002 on the PNR operated wells and platform that was completed by year end. In West Delta 62, the Trust was receiving royalty income from one producing well pursuant to a farm out agreement with Walter Oil and Gas Corporation ("Walter"). However, the well ceased production during the first quarter of 2002 and Walter has completed plugging and abandonment procedures for that well and the lease has been relinquished. In West Delta 61, PNR farmed out portions of the block to Stone Energy Corporation ("Stone") retaining a 12.5% (11.25% net to the Trust) overriding Royalty interest. Stone drilled a development well during 2002 that is now on production along with their other two producing wells that are now on production once again after moving the production facilities to a new host platform during 2002.

        The South Marsh Island 155 and 156 blocks ceased production during the first quarter of 2000. The lease was relinquished and abandonment procedures were completed during 2002.

NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (Unaudited)

	Brazos A-7 and A-39	Matagorda Island 624	West Delta 61 and 62	South Marsh Island 155 and 156	Total
Year Ended December 31, 2002:
90% of—
Gross proceeds	$515,950	$186,288	$146,460	$—	$848,698
Less 90% of—
Operating costs	(433,523)	(94,617)	(181,165)	(53,714)	(763,019)
Capital costs recovered	(26,480)	(59,199)	—	—	(85,679)

Net Proceeds	$55,947	$32,472	$(34,705)	$(53,714)	$0

Trust share of net proceeds (99.99%).					$0

Trust Deficit					$(825,616)

90% of Production Volumes and Average Sales Prices: Crude oil, condensate and natural gas liquids (Bbls).	434	850	3,566	—	4,850

Average sales price per Bbl	$20.03	$20.45	$21.46	—	$21.15

Natural gas (Mcf)	204,222	70,687	24,918	—	299,827

Average sales price per Mcf	$2.48	$2.39	$2.81	—	$2.49

Producing wells (gross)	2	—	3	—	5
Year Ended December 31, 2001:
90% of—
Gross proceeds	$1,308,156	$403,876	$1,019,607	$(5,571)	$2,726,068
Less 90% of—
Operating costs	(312,391)	(175,104)	(253,502)	(131,470)	(872,467)
Capital costs recovered	(48,703)	(20,002)	—	(2,124)	(70,829)
Accrual for future abandonment costs and interest on cost carryforward	(6,106)	(72)	(3,822)	—	(10,000)

Net Proceeds	$940,956	$208,698	$762,283	$(139,165)	$1,772,772

Trust share of net proceeds (99.99%)					$1,772,595

Trust Deficit					$(81,329)

90% of Production Volumes and Average Sales Prices: Crude oil, condensate and natural gas liquids (Bbls).	238	1,369	15,673	—	17,280

Average sales price per Bbl	$26.76	$25.42	$26.25	$—	$26.19

Natural gas (Mcf)	254,607	90,227	112,995	89	457,918

Average sales price per Mcf	$5.11	$4.09	$5.38	$—	$4.96

Producing wells (gross)	2	1	3	—	6
Year Ended December 31, 2000:
90% of—
Gross proceeds	$1,334,771	$229,686	$3,480,392	$93,542	$5,138,391
Release of MMS royalty reserve
Less 90% of—
Operating costs	(351,210)	(115,434)	(294,441)	(239,010)	(1,000,095)
Capital costs recovered	(42,544)	—	—	(95,525)	(138,069)
Accrual for future abandonment costs and interest on cost carryforward	(33,767)	(5,106)	(39,562)	(11,565)	(90,000)

Net Proceeds	$907,250	$109,146	$3,146,389	$(252,558)	$3,910,227

Trust share of net proceeds (99.99%).					$3,909,836

90% of Production Volumes and Average Sales Prices: Crude oil, condensate and natural gas liquids (Bbls).	969	1,209	73,413	593	76,184

Average sales price per Bbl	$26.49	$27.64	$23.93	$26.48	$24.04

Natural gas (Mcf)	419,880	62,649	599,642	33,595	1,115,766

Average sales price per Mcf	$3.12	$3.13	$2.87	$2.32	$2.96

Producing wells (gross)	2	1	2	—	5

  •
  The amounts shown are for the Mesa Offshore Royalty Partnership.
  •
  Producing wells indicates the gross number of wells capable of production as of the end of the period.
  •
  Gross proceeds is based on actual production for a twelve-month period ending on October 31 of each year, respectively.
  •
  Capital costs recovered represent capital costs incurred during the current or prior period to the extent that such costs have been recovered by PNR from gross proceeds.
  •
  West Delta 61 and 62 proceeds and production includes a one-time payment in 2000 of $787,463 for a revision to Trust's interest in wells located at West Delta 62.
  •
  The Trust deficit balance of $825,616 as of December 31, 2002 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

Item 8.    Financial Statements and Supplementary Data.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2002	2001	2000
Royalty income	$—	$1,772,595	$3,909,836
Interest income	22,100	87,538	133,461
General and administrative expenses	(22,100)	(459,027)	(456,586)

Distributable income	$—	$1,401,106	$3,586,711

Distributable income per unit	$—	$0.0195	$0.0498

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2002	2001
ASSETS
Cash and short-term investments	$1,482,810	$2,136,891
Interest receivable	3,946	5,052
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,893,873)	(380,893,873)

Total assets	$1,497,883	$2,153,070

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$1,486,756	$2,000,000
Distributions payable	—	141,943
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding).	11,127	11,127

Total liabilities and trust corpus	$1,497,883	$2,153,070

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2002	2001	2000
Trust corpus, beginning of year	$11,127	$23,556	$32,636
Distributable income	—	1,401,106	3,586,711
Distributions to unitholders	—	(1,401,106)	(3,586,711)
Amortization of net overriding royalty interest	—	(12,429)	(9,080)

Trust corpus, end of year	$11,127	$11,127	$23,556

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

          (d)  the Trustee will make cash distributions to the unitholders in January, April, July and October of each year as discussed more fully in Note 4; and

          (e)  the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were approximately $84,000, $116,000 and $137,000 for the years 2002, 2001 and 2000, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

  Status of the Trust

        The Trust Indenture provides that the Trust will terminate in the event that the total amount of cash received per year by the Trust falls below certain levels for three successive years. As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 fell below the termination threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of December 31, 2002 of $825,616 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2002 reserve report prepared for the Partnership (See Note 7) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee currently expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it is in the process of farming out the Trust's interest in Brazos A-7 and A-39 so that the exploratory prospects can be drilled during 2003 with the Trust retaining an overriding royalty interest. However, there can be no assurance that either of the prospects will be drilled or if drilled that they will be successful. Even if the exploratory prospects are successful, it is expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates.

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

          (b)  Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)  Trust general and administrative expenses are recorded in the month they accrue and are recoupable from Royalty income.

        This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the twelve months ending December 2002, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported.

        There is a deficit balance due PNR as of December 31, 2002 of $825,616 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of December 31, 2002 $513,244 will be recouped by the Trustee from future Royalty income before Trust distributions will resume. The unexpended amount withheld by PNR for future abandonment costs at December 31, 2002 was $5,640,443.

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

(6)    Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 2002, 2001 and 2000 are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the

estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

Estimated Quantities of Proved and Proved Developed Reserves (Unaudited)

	Oil and Condensate	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 1999	77,966	1,404,378
Revisions of previous estimates	552	153,193
Extensions, discoveries and other additions	—	—
Production	(41,557)	(656,163)

December 31, 2000	36,961	901,408
Revisions of previous estimates	(12,550)	(111,423)
Extensions, discoveries and other additions	—	—
Production	(11,237)	(297,780)

December 31, 2001	13,174	492,205
Revisions of previous estimates	3,487	(59,763)
Extensions, discoveries and other additions	—	—
Production	—	—
December 31, 2002	16,661	432,442

Proved Developed Reserves:
December 31, 1999.	64,424	1,041,961

December 31, 2000.	36,961	901,408

December 31, 2001.	13,174	492,205

December 31, 2002.	16,661	432,442

(See Notes on following page.)

Standardized Measure of Future Royalty Income from
Proved Oil and Condensate and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	December 31,
	2002	2001
	(In thousands)
Ninety percent of future gross proceeds	$3,923	$3,031
Less ninety percent of—
Future operating costs	(1,406)	(1,421)
Future capital costs, net of amounts previously accrued	—	(23)

Future royalty income	2,517	1,587
Discount at 10% per annum	(847)	(337)

Standardized measure of future royalty income from proved oil and gas reserves	$1,670	$1,250

Changes in the Standardized Measure of Future Royalty Income from
Proved Oil and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Standardized measure at beginning of year	$1,250	$8,776	$4,247

Revisions of previous estimates	(565)	(582)	(3,218)
Net changes in prices and production costs	860	(6,049)	10,444
Extensions, discoveries and other additions	—	—	—
Royalty income	—	(1,773)	(3,122)
Accretion of discount	125	878	425

Net changes in standardized measure	420	(7,526)	4,529

Standardized measure at end of year	$1,670	$1,250	$8,776

•
The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.
•
The "Future capital costs, net of amounts previously accrued" at December 31, 2002 includes, in thousands, $5,640 of future abandonment costs net of $5,640 previously accrued by PNR.

(7)    Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results Three Months Ended
	March 31	June 30	September 30	December 31
2002:
Royalty income	$—	$—	$—	$—
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
2001:
Royalty income	$727,678	$500,712	$346,443	$197,762
Distributable income	$608,102	$409,607	$241,454	$141,943
Distributable income per unit	$0.0084	$0.0057	$0.0034	$0.0020

INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank (Trustee)
and the Unitholders of the Mesa Offshore Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Mesa Offshore Trust were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        As described in Note 1 to the financial statements, royalty income in 2002 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee currently expects that royalty income will also fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provision of the Trust Indenture effective December 31, 2004.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2002, and its distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 3.

                          KPMG LLP

Houston, Texas
March 27, 2003

  1.
  This report is a copy of a previously issued report (See page 33 of the Trust's Annual Report for December 31, 2001 on Form 10-K)

  2.
  The predecessor auditor has not reissued this report.

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

Item 14.    Controls and Procedures.

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

        Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain potential weaknesses that are not subject to change or modification by the Trustee or its employees. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

  •
  The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as the reserve report that contains projected production, operating expenses and capital expenses, and (iv) information relating to projected production. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust's periodic reports.

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
  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent auditors with respect to audits of financial data provided by the managing general partner and the working interest owners. Other than contracting independent auditors and reviewing information supplied by the managing general partner, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  (1) Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

Page in this Form 10-K
Statements of Distributable Income	25
Statements of Assets, Liabilities and Trust Corpus	25
Statements of Changes in Trust Corpus.	25
Notes to Financial Statements.	26
Independent Auditors' Report	33

  (a)
  (2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3) Exhibits

        (JPMorgan Chase Bank is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association)

		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
99.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
(b)
Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

March 27, 2003

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

CERTIFICATION

        I, Mike Ulrich, certify that:

        1. I have reviewed this annual report on Form 10-K of Mesa Offshore Trust, for which JPMorgan Chase Bank acts as Trustee;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

            a)    designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

        6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by the working interest owners and the managing general partner of the Mesa Offshore Trust Partnership, in which the registrant owns a 99.99% interest.

Date: March 27, 2003	/s/ MIKE ULRICH Mike Ulrich, Vice President and Trust Officer JPMorgan Chase Bank

EXHIBIT INDEX

EXHIBIT NUMBER		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
99.1	Certificiation furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.