Form 10-Q
period 2003-03-31
MESA OFFSHORE TRUST
filed 2003-05-13
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED ENDED MARCH 31, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

512-479-2562
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of May 12, 2003—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Royalty income	$—	$—
Interest income	3,098	7,313
General and administrative expense	(3,098)	(7,313)

Distributable income	$—	$—

Distributable income per unit	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
Cash and short-term investments	$1,462,496	$1,482,810
Interest receivable	3,098	3,946
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)

Total assets	$1,476,721	$1,497,883

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,465,594	$1,486,756
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127

Total liabilities and trust corpus	$1,476,721	$1,497,883

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Trust corpus, beginning of period	$11,127	$11,127
Distributable income	—	—
Distributions to unitholders	—	—
Amortization of net overriding royalty interest	—	—

Trust corpus, end of period	$11,127	$11,127

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

        As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of March 31, 2003 of $932,318 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2002 reserve report prepared for the Partnership (see the Trust's 2002 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it has farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects can be drilled during 2003 with the Trust retaining an overriding royalty interest. However, there can be no assurance that either of the prospects will be drilled or if drilled that they will be successful. Even if the exploratory prospects are successful, it is currently expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

Note 2—Basis of Presentation

        The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank ("Trustee") in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2002 Annual Report on Form 10-K.

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ended March 31, 2003, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported.

        Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ending March 31, 2003, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported. There is an accumulated deficit balance due PNR as of March 31, 2003 of $932,318 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of March 31, 2003 $534,406 will be recouped by the Trustee from future Royalty income before Trust distributions will resume. The unexpended amount withheld by PNR for future abandonment costs at March 31, 2003 was $5,445,707.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K, including under the section "Business—Principal Trust Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Financial Review

        During the first quarter of 2003 and 2002, the Trust had no distributable income.

        Production volumes for natural gas decreased to 27,577 Mcf in the first quarter of 2003 from 137,966 Mcf in the first quarter of 2002. The average price received for natural gas was $4.03 per Mcf in the first quarter of 2003 as compared to $2.20 per Mcf in the first quarter of 2002.

        Crude oil, condensate and natural gas liquids production decreased to 678 barrels in the first quarter of 2003 from 3,353 barrels in the first quarter of 2002 primarily due to natural production declines on all properties as described under "— Operational Review." The average price received for crude oil, condensate and natural gas liquids was $28.32 per barrel in the first quarter of 2003 as compared to $21.80 per barrel in the first quarter of 2002.

        There is a deficit balance due PNR as of March 31, 2003 of $932,318 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, there will be no income distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee established. As of March 31, 2003, $534,406 will be recouped by the Trustee from future Royalty income before Trust distributions to unitholders will resume. The unexpended amount withheld by PNR for future abandonment costs at March 31, 2003 was $5,445,707.

Operational Review

        PNR has advised the Trust that during the first quarter of 2003 its offshore gas production was marketed under short-term contracts at spot market prices primarily to Adams Resources Energy, Inc. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Beginning in April 2003, PNR has informed the Trust that it will market the natural gas production of the

Trust to Occidental Petroleum Corp. and TotalFinaElf SA. Spot market prices for natural gas in the first quarter of 2003 were generally higher than spot market prices in the first quarter of 2002.

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

        The Brazos A-7 and A-39 blocks in the first quarter of 2003 continue to experience a decrease in natural gas production due to natural production decline. At March 31, 2003, these two blocks had two wells producing, the Brazos A-7 No. B-1 well and the Brazos A-39 No. A-3 well. Production from the Brazos A-39 No. A-30 well is sporadic. The Brazos A-7 No. B-1 well, operated by Newfield Exploration Company, is currently the only remaining consistently producing well on these blocks. However, PNR has farmed out the Trust's interest in both of these blocks so that two exploration prospects can be drilled during 2003 where the Trust will retain an overriding royalty interest. However, there can be no assurance that either of these two prospects will ever be drilled or if drilled that they will be successful.

        The West Delta 61 and 62 blocks throughout 2002 experienced a decrease in oil and natural gas production due to normal production decline. The PNR operated wells ceased production in the second quarter of 2002 and the wells were plugged and abandoned by year-end. In West Delta 62, the Trust in 2002 was receiving royalty income from one producing well pursuant to a farm out agreement with Walter Oil and Gas Corporation ("Walter"). Production ceased in the first quarter of 2002 and Walter initiated and completed plugging and abandonment procedures and relinquished the lease before year-end 2002. The only remaining wells on this block are in West Delta 61. PNR has farmed out that portion of West Delta 61 to Stone Energy Corporation ("Stone") retaining a 12.5% (11.25% net to the Trust) overriding Royalty interest. Stone drilled a development well during 2002 that is now on production along with the other two producing wells.

        The Matagorda Island 624 block, operated by PNR, ceased production in the second quarter of 2002. PNR attempted to perform a workover in the third quarter of 2002, but was unsuccessful. In the first quarter of 2003, PNR plugged and abandoned the property, and removal of the platform is scheduled for the third quarter of 2003.

        The South Marsh Island 155 and 156 blocks ceased production during the first quarter of 2000. The lease was relinquished and abandonment procedures were completed during 2002.

        The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Three Months Ended March 31, 2003:
Ninety percent of gross proceeds	$105,848	$24,398	$—	$—	$130,246
Less ninety percent of—
Operating expenditures	(105,848)	(24,398)	—	—	(130,246)
Capital costs recovered	—	—	—	—	—

Net proceeds (excess costs)	$—	$—	$—	$—	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$932,318
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	75	603	—	—	678

Average sales price per Bbl	$25.33	$28.69	$—	$—	$28.32

Natural gas (Mcf)	25,841	1,736	—	—	27,577

Average sales price per Mcf	$4.02	$4.09	$—	$—	$4.03

Producing wells	2	3	—	—	5

Three Months Ended March 31, 2002:
Ninety percent of gross proceeds	$114,129	$112,102	$150,084	$—	$376,315
Less ninety percent of—
Operating expenditures	(231,443)	(71,934)	(40,769)	(32,062)	(376,208)
Capital costs recovered	—	—	(107)	—	(107)

Net proceeds (excess costs)	$(117,314)	$40,168	$109,208	$(32,062)	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$108,480
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	201	2,328	824	—	3,353

Average sales price per Bbl	$18.68	$22.59	$20.31	$—	$21.80

Natural gas (Mcf)	55,923	21,165	60,878	—	137,966

Average sales price per Mcf	$1.97	$2.81	$2.19	$—	$2.20

Producing wells	2	—	—	—	2

•
The amounts shown are for Mesa Offshore Royalty Partnership.

•
Producing wells indicate the number of wells capable of production as of the end of the period.

•
The amounts for the three months ended March 31, 2003 and 2002 represent actual production for the periods November 2002 through January 2003 and November 2001 through January 2002, respectively.

•
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

•
The unexpended amount withheld by PNR for future abandonment costs at March 31, 2003 was $5,445,707.

•
The Trust deficit balance of $932,318 as of March 31, 2003 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

Termination of the Trust

        The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period ("the Termination Threshold") or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust's 2002 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust's 2002 Annual Report on Form 10-K and is available upon request from the Trustee.

        The December 31, 2002 reserve report prepared for the Partnership (see the Trust's 2002 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it has farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects can be drilled during 2003 with the Trust retaining an overriding royalty interest. However, there can be no assurance that either of the prospects will be drilled or if drilled that they will be successful. Even if the exploratory prospects are successful, it is currently expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

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

			SEC File or Registration Number	Exhibit Number

4	(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4	(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4	(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4	(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4	(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
99.1		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        A report on Form 8-K was filed with the Securities and Exchange Commission on April 24, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By:	/S/ JPMORGAN CHASE BANK, as Trustee
By:	Mike Ulrich Vice President

Date: May 12, 2003

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

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and 15

          c)     presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 12, 2003	/s/ MIKE ULRICH Mike Ulrich Vice President and Trust Officer JPMorgan Chase Bank

QuickLinks

PART I—FINANCIAL INFORMATION
MESA OFFSHORE TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
MESA OFFSHORE TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA OFFSHORE TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
PART II
SIGNATURES
CERTIFICATION