Form 10-Q
period 2003-06-30
MESA OFFSHORE TRUST
filed 2003-08-14
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

1-512-479-2562
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of August 14, 2003—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Royalty income	$—	$—	$—	$—
Interest income	2,727	5,512	5,825	12,825
General and administrative expense	(2,727)	(5,512)	(5,825)	(12,825)

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Cash and short-term investments	$1,201,210	$1,482,810
Interest receivable	2,727	3,946
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)

Total assets	$1,215,064	$1,497,883

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,203,937	$1,486,756
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127

Total liabilities and trust corpus	$1,215,064	$1,497,883

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Trust corpus, beginning of period	$11,127	$11,127	$11,127	$11,127
Distributable income	—	—	—	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	—	—	—	—

Trust corpus, end of period	$11,127	$11,127	$11,127	$11,127

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

        As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of June 30, 2003 of $803,992 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2002 reserve report prepared for the Partnership (see the Trust's 2002 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it has farmed out the Trust's interest in Brazos A-7 and A-39 so that the exploratory prospects can be drilled during 2003 with the Trust retaining an overriding royalty interest. The first prospect was drilled during the second quarter with results expected in late August 2003 and with plans to drill the second prospect immediately following. However, there can be no assurance that the second of the prospects will be drilled or that either prospect will be successful. Even if the exploratory prospects are successful, it is currently expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

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

        This basis for reporting Royalty income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because under such accounting principles, Royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month.

        Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and six months ending June 30, 2003, operating and capital costs incurred fell below proceeds from oil and gas sales; however, no Royalty income was reported as the net proceeds were used to reduce the accumulated deficit. There remains an accumulated deficit balance due PNR as of June 30, 2003 of $803,992 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of June 30, 2003, $796,063 will be recouped by the Trustee from future Royalty income before Trust distributions will resume.

        Since the inception of the Trust, PNR has withheld from royalty income amounts for the future abandonment of the Royalty properties. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2003 was $4,111,044.

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

Financial Review

        During the second quarter of 2003 and 2002, the Trust had no distributable income.

        Production volumes for natural gas decreased to 49,227 Mcf in the second quarter of 2003 from 66,028, Mcf in the second quarter of 2002 primarily due to natural production decline on all properties as described under "Operational Review." The average price received for natural gas was $5.07 per Mcf in the second quarter of 2003, as compared to $2.17 per Mcf in the second quarter of 2002.

        Crude oil, condensate and natural gas liquids production increased to 2,105 barrels in the second quarter of 2003 from 1,337 barrels in the second quarter of 2002. The average price received for crude oil, condensate and natural gas liquids was $23.86 per barrel in the second quarter of 2003 as compared to $19.32 per barrel in the second quarter of 2002.

        For the six months ended June 30, 2003, natural gas production volumes decreased to 76,805 Mcf from 203,994 Mcf for the six months ended June 30, 2002. The average price received for natural gas was $4.70 per Mcf for the six months ended June 30, 2003 as compared to $2.19 per Mcf for the six months ended June 30, 2002. Crude oil, condensate and natural gas liquid volumes decreased to 2,783 barrels in the first six months of 2003 as compared to 4,689 barrels in the first six months of 2002. The average price received for crude oil, condensate and natural gas liquids was $24.95 per barrel for the six months ended June 30, 2003 as compared to $21.10 per barrel for the six months ended June 30, 2002.

        See "Operational Review" for a discussion of natural gas, crude oil, condensate and natural gas liquids production.

        There is a deficit balance due PNR as of June 30, 2003 of $803,992 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, there will be no income distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee established. As of June 30, 2003, $796,063 will be recouped by the Trustee from future Royalty income before Trust distributions to unitholders will resume.

        Since the inception of the Trust, PNR has withheld from royalty income amounts for the future abandonment of the Royalty properties. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2003 was $4,111,044.

Operational Review

        PNR has advised the Trust that during the first quarter of 2003 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. In April 2003, PNR began marketing the natural gas production of the Trust to Occidental Petroleum Corp. and TotalFinaElf SA. Spot market prices for natural gas in the second quarter of 2003 were generally higher than spot market prices in the second quarter of 2002.

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

        The Brazos A-7 and A-39 blocks in the second quarter of 2003 continued to experience a decrease in natural gas production due to natural production decline. At June 30, 2003, these two blocks had two wells producing, the Brazos A-7 No. B-1 well and the Brazos A-39 No. A-3 well. Production from the Brazos A-39 No. A-3 well is sporadic. The Brazos A-7 No. B-1 well, operated by Newfield Exploration Company, is currently the only remaining consistently producing well on these blocks. However, PNR has farmed out the Trust's interest in both of these blocks so that two exploration prospects can be drilled during 2003 where the Trust will retain an overriding royalty interest. The first prospect was drilled during the second quarter of 2003 with results expected in late August 2003 and with plans to drill the second prospect immediately following. However, there can be no assurance that the second of these two prospects will ever be drilled or that either prospect will be successful.

        Throughout 2002, the West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production due to normal production decline. The PNR operated wells ceased production in the second quarter of 2002 and the wells were plugged and abandoned by year-end. In 2002, on West Delta 62, the Trust received royalty income from one producing well pursuant to a farm out agreement with Walter Oil and Gas Corporation ("Walter"). Production ceased in the first quarter of 2002 and Walter initiated and completed plugging and abandonment procedures and relinquished the lease before year-end 2002. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone Energy Corporation ("Stone") retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone drilled a development well during 2002 that is now on production along with the other two producing wells.

        The Matagorda Island 624 block, operated by PNR, ceased production in the second quarter of 2002. PNR attempted a workover in the third quarter of 2002, but was unsuccessful. In the first quarter of 2003, PNR plugged and abandoned the property, and in July 2003, the platform was removed.

        The South Marsh Island 155 and 156 blocks ceased production during the first quarter 2000. The lease was relinquished and abandonment procedures were completed during 2002.

        The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's royalty interest (unaudited):

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Three Months Ended June 30, 2003:
Ninety percent of gross proceeds	$100,754	$199,129	$—	$—	$299,883
Less ninety percent of—
Operating expenditures	(100,754)	(199,129)	—	—	(299,883)
Capital costs recovered	—	—	—	—	—

Net proceeds	$—	$—	$—	$—	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(803,992)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	48	2,057	—	—	2,105

Average sales price per Bbl	$29.15	$23.74	$—	$—	$23.86

Natural gas (Mcf)	27,243	21,984	—	—	49,227

Average sales price per Mcf	$3.65	$6.83	$—	$—	$5.07

Producing wells	2	3	—	—	5
	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Three Months Ended June 30, 2002:
Ninety percent of gross proceeds	$135,025	$33,426	$984	$—	$169,435
Less ninety percent of—
Operating expenditures	(90,864)	(45,901)	(15,224)	(15,535)	(167,524)
Capital costs recovered	—	—	(1,911)	—	(1,911)

Net proceeds	$44,161	$(12,475)	$(16,151)	$(15,535)	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(258,579)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	129	1,205	3	—	1,337

Average sales price per Bbl	$19.51	$19.31	$18.50	$—	$19.32

Natural gas (Mcf)	62,035	3,668	325	—	66,028

Average sales price per Mcf	$2.14	$2.77	$2.88	$—	$2.17

Producing wells	3	—	—	—	3

•
The amounts shown are for Mesa Offshore Royalty Partnership.

•
Producing wells indicate the number of wells capable of production as of the end of the period.

•
The amounts for the three months ended June 30, 2003 and 2002 represent actual production for the periods February 2003 through April 2003 and February 2002 through April 2002, respectively.

•
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

•
The unexpended amount withheld by PNR for future abandonment costs at June 30, 2003 was $4,111,044.

•
The Trust deficit balance of $803,992 as of June 30, 2003 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Six Months Ended June 30, 2003:
Ninety percent of gross proceeds	$206,602	$223,526	$—	$—	$430,128
Less ninety percent of—
Operating expenditures	(206,602)	(223,526)	—	—	(430,128)
Capital costs recovered	—	—	—	—	—

Net proceeds	$—	$—	$—	$—	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(803,992)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	123	2,660	—	—	2,783

Average sales price per Bbl	$26.83	$24.86	$—	$—	$24.95

Natural gas (Mcf)	53,084	23,721	—	—	76,805

Average sales price per Mcf	$3.83	$6.63	$—	$—	$4.70

Producing wells	2	3	—	—	5
	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Six Months Ended June 30, 2002:
Ninety percent of gross proceeds	$249,154	$145,528	$151,068	$—	$545,750
Release of MMS royalty reserve
Less ninety percent of—
Operating expenditures	(322,307)	(117,835)	(55,993)	(47,597)	(543,732)
Capital costs recovered	—	—	(2,018)	—	(2,018)

Net proceeds	$(73,153)	$27,693	$93,057	$(47,597)	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(258,579)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	330	3,532	827	—	4,689

Average sales price per Bbl	$19.02	$21.48	$20.30	$—	$21.10

Natural gas (Mcf)	117,959	24,832	61,203	—	203,994

Average sales price per Mcf	$2.06	$2.81	$2.19	$—	$2.19

Producing wells	3	—	—	—	3

•
The amounts shown are for Mesa Offshore Royalty Partnership.

•
Producing wells indicate the number of wells capable of production as of the end of the period.

•
The amounts for the six months ended June 30, 2003 and 2002 represent actual production for the periods November 2002 through April 2003, and November 2001 through April 2002 respectively.

•
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

•
The unexpended amount withheld by PNR for future abandonment costs at June 30, 2003 was $4,111,044.

•
The Trust deficit balance of $803,992 as of June 30, 2003 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

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

        The December 31, 2002 reserve report prepared for the Partnership (see the Trust's 2002 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold from 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploration prospects can be drilled during 2003 where the Trust will retain an overriding royalty interest. The first prospect was spud during the second quarter with results expected in late August 2003 with plans to drill the second prospect immediately following. However, there can be no assurance that the second of these two prospects will be drilled or that either prospect will be successful. Even if the exploratory prospects are successful, it is currently expected that any Royalty income generated from these prospects will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing reflect only current reasonable expectations.

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

        As of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

        Due to the contractual arrangements of (i) the Trust Indenture, and (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain weaknesses that are not subject to change or modification by the Trustee. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent auditors with respect to audits of financial data provided by the working interest owners. Other than contracting independent auditors and reviewing the managing general partner and the statements on a quarterly basis, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

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

			SEC File or Registration Number	Exhibit Number

4(a)	*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4(b)	*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4(c)	*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4(d)	*	Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4(e)	*	Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        Current reports on Form 8-K were filed with the Securities and Exchange Commission on May 21, 2003, June 24, 2003 and July 21, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By:	/S/ JPMORGAN CHASE BANK, TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: August 14, 2003

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