Form 10-Q
period 2003-09-30
MESA OFFSHORE TRUST
filed 2003-11-13
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

800-852-1422
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

        As of November 13, 2003—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Royalty income	$—	$—	$—	$—
Interest income	1,741	5,329	7,566	18,154
General and administrative expense	(1,741)	(5,329)	(7,566)	(18,154)

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Cash and short-term investments	$1,061,340	$1,482,810
Interest receivable	1,741	3,946
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)

Total assets	$1,074,208	$1,497,883

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,063,081	$1,486,756
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127

Total liabilities and trust corpus	$1,074,208	$1,497,883

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

Status of the Trust

        The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of September 30, 2003 of $615,553 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2002 reserve report prepared for the Partnership (see the Trust's 2002 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it has farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first prospect was drilled during the second quarter of 2003. It was determined in the third quarter of 2003 that the well was a dry hole, and the well was plugged and abandoned. Drilling commenced on the second prospect in September 2003. There can be no assurance that this second prospect will be successful. Even if the exploratory prospect is successful, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and nine months ending September 30, 2003, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported. There is a deficit balance due PNR as of September 30, 2003 of $615,553 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of September 30, 2003, $936,919 will be recouped by the Trustee from future Royalty income before Trust distributions will resume.

        Since the inception of the Trust, PNR has withheld from royalty income amounts for the future abandonment of the Royalty properties. The unexpended amount withheld by PNR for future abandonment costs at September 30, 2003 was $3,700,297.

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

Financial Review

        During the third quarters of 2003 and 2002, the Trust had no distributable income.

        Production volumes for natural gas decreased to 33,875 Mcf in the third quarter of 2003 from 59,918 Mcf in the third quarter of 2002 primarily due to natural production decline on all properties as described under "Operational Review." The average price received for natural gas was $6.25 per Mcf in the third quarter of 2003, as compared to $3.20 per Mcf in the third quarter of 2002.

        Crude oil, condensate and natural gas liquids production increased to 2,709 barrels in the third quarter of 2003 from 124 barrels in the third quarter of 2002. The average price received for crude oil, condensate and natural gas liquids was $28.90 per barrel in the third quarter of 2003 as compared to $22.14 per barrel in the third quarter of 2002.

        For the nine months ended September 30, 2003, natural gas production volumes decreased to 110,680 Mcf from 263,912 Mcf for the nine months ended September 30, 2002. The average price received for natural gas was $5.17 per Mcf for the nine months ended September 30, 2003 as compared to $2.42 per Mcf for the nine months ended September 30, 2002. Crude oil, condensate and natural gas liquid volumes increased to 5,492 barrels in the first nine months of 2003 as compared to 4,813 barrels in the first nine months of 2002. The average price received for crude oil, condensate and natural gas liquids was $26.90 per barrel for the nine months ended September 30, 2003 as compared to $21.12 per barrel for the nine months ended September 30, 2002.

        See "Operational Review" for a discussion of natural gas, crude oil, condensate and natural gas liquids production.

        There is a deficit balance due PNR as of September 30, 2003 of $615,553 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, there will be no income distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee established. As of September 30, 2003, $936,919 will be recouped by the Trustee from future Royalty income before Trust distributions to unitholders will resume.

        Since the inception of the Trust, PNR has withheld from royalty income amounts for the future abandonment of the Royalty properties. The unexpended amount withheld by PNR for future abandonment costs at September 30, 2003 was $3,700,297.

Operational Review

        PNR has advised the Trust that during the first quarter of 2003 its offshore gas production was marketed under short-term contracts at spot market prices primarily to H&N, Limited and that it expects to continue to market its production under short-term contracts for the foreseeable future. In April 2003, PNR began marketing the natural gas production of the Trust to Occidental Petroleum Corp and Total SA.

        The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of the Organization of the Petroleum Exporting Countries ("OPEC") and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables. Spot market prices for natural gas in the third quarter of 2003 were generally higher than spot market prices in the third quarter of 2002.

        The Brazos A-7 and A-39 blocks in the second quarter of 2003 continued to experience a decrease in natural gas production due to natural production decline. At September 30, 2003, these two blocks had two wells producing, the Brazos A-7 No. B-1 well and the Brazos A-39 No. A-3 well. Production from the Brazos A-39 No. A-3 well was sporadic during the period. The Brazos A-7 No. B-1 well, operated by Newfield Exploration Company, is currently the only remaining consistently producing well on these blocks. However, PNR has farmed out the Trust's interest in both of these blocks so that two exploration prospects could be drilled during 2003 in which the Trust will retain an overriding royalty interest. The first prospect was drilled during the second quarter of 2003. It was determined in the third quarter of 2003 that the well was a dry hole, and the well was plugged and abandoned. Drilling commenced on the second prospect in September 2003. There can be no assurance that the second prospect will be successful.

        Throughout 2002, the West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production due to normal production decline. The PNR operated wells ceased production in the second quarter of 2002 and the wells were plugged and abandoned by year-end. In 2002, on West Delta 62, the Trust received royalty income from one producing well pursuant to a farm out agreement with Walter Oil and Gas Corporation ("Walter"). Production ceased in the first quarter of 2002 and Walter initiated and completed plugging and abandonment procedures and relinquished the lease before year-end 2002. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone Energy Corporation ("Stone") retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone drilled a development well during 2002 bringing the producing well count on this block to three. Subsequent to third quarter 2003 end, two of the wells were shut in due to compression problems, but this condition is expected to be short term.

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

        The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership's Royalty interest (unaudited):

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Three Months Ended September 30, 2003:
Ninety percent of gross proceeds	$75,128	$214,727	$—	$—	$289,855
Less ninety percent of—
Operating expenditures	(75,128)	(214,727)	—	—	(289,855)
Capital costs recovered	—	—	—	—	—

Net proceeds (excess costs)	$—	$—	$—	$—	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(615,553)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	183	2,526	—	—	$2,709

Average sales price per Bbl	$27.69	$28.99	$—	$—	$28.90

Natural gas (Mcf)	13,773	20,102	—	—	33,875

Average sales price per Mcf	$5.09	$7.04	$—	$—	$6.25

Producing wells	2	3	—	—	5

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Three Months Ended September 30, 2002:
Ninety percent of gross proceeds	$155,710	$932	$37,977	$—	$194,619
Less ninety percent of—
Operating expenditures	(79,256)	(63,330)	(38,624)	(6,117)	(187,327)
Capital costs recovered	—	—	(7,292)	—	(7,292)

Net proceeds (excess costs)	$76,454	$(62,398)	$(7,939)	$(6,117)	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(399,843)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	68	32	24	—	124

Average sales price per Bbl	$21.92	$19.86	$25.79	$—	$22.14

Natural gas (Mcf)	49,646	88	10,184	—	59,918

Average sales price per Mcf	$3.11	$3.30	$3.67	$—	$3.20

Producing wells	2	—	—	—	2

•
The amounts shown are for Mesa Offshore Royalty Partnership.

•
The amounts for the three months ended September 30, 2003 and 2002 represent actual production for the periods May 2003 through July 2003 and May 2002 through July 2002, respectively.

•
Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

•
Producing wells indicate the number of wells capable of production as of the end of the period.

•
The Trust deficit balance of $615,553 as of September 30, 2003 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty Income.

•
The unexpended amount withheld by PNR for future abandonment costs at September 30, 2003 was $3,700,297.

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Nine Months Ended September 30, 2003:
Ninety percent of gross proceeds	$281,730	$438,253	$—	$—	$719,983
Less ninety percent of—
Operating expenditures	(281,730)	(438,253)	—	—	(719,983)
Capital costs recovered	—	—	—	—	—

Net proceeds (excess costs)	$—	$—	$—	$—	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(615,553)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	306	5,186	—	—	5,492

Average sales price per Bbl	$27.37	$26.87	$—	$—	$26.90

Natural gas (Mcf)	66,857	43,823	—	—	110,680

Average sales price per Mcf	$4.09	$6.82	$—	$—	$5.17

Producing wells	2	3	—	—	5

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total

Nine Months Ended September 30, 2002:
Ninety percent of gross proceeds	$404,864	$146,460	$189,045	$—	$740,369
Less ninety percent of—
Operating expenditures	(401,563)	(181,165)	(94,617)	(53,714)	(731,059)
Capital costs recovered	—	—	(9,310)	—	(9,310)

Net proceeds (excess costs)	$3,301	$(34,705)	$85,118	$(53,714)	$—

Trust share of net proceeds (99.99%)					$—

Trust Deficit					$(399,843)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	398	3,564	851	—	4,813

Average sales price per Bbl	$19.52	$21.46	$20.45	$—	$21.12

Natural gas (Mcf)	167,605	24,920	71,387	—	263,912

Average sales price per Mcf	$2.37	$2.81	$2.40	$—	$2.42

Producing wells	2	—	—	—	2

  •
  The amounts shown are for Mesa Offshore Royalty Partnership.

  •
  The amounts for the nine months ended September 30, 2003 and 2002 represent actual production for the periods November 2002 through July 2003, and November 2001 through July 2002, respectively.

  •
  Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds.

  •
  Producing wells indicate the number of wells capable of production as of the end of the period.

  •
  The Trust deficit balance of $615,553 as of September 30, 2003 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty Income.

  •
  The unexpended amount withheld by PNR for future abandonment costs at September 30, 2003 was $3,700,297.

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

        The December 31, 2002 reserve report prepared for the Partnership (see the Trust's 2002 Annual Report on Form 10-K) indicates that Royalty income expected to be received by the Trust in 2003 and thereafter will be below the Termination Threshold. The reserve report estimates that future Royalty income to the Trust will be approximately $1.7 million (net of the recoupment of the Trust deficit) while the Termination Threshold for 2002 was approximately $1.1 million. Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2002 of $31.17 per barrel and $4.75 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2003 and 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004. PNR has advised the Trust that it has farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first prospect was drilled during the second quarter of 2003. It was determined in the third quarter of 2003 that the well was a dry hole, and the well was plugged and abandoned. Drilling commenced on the second prospect in September 2003. There can be no assurance that the second prospect will be successful. Even if the exploratory prospect is successful, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

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

        Changes in internal control over financial reporting.    The Trustee has not identified any changes in the Trust's internal control over financial reporting during the Trust's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

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
(b)
Reports on Form 8-K

        Current reports on Form 8-K were filed with the Securities and Exchange Commission on July 21, 2003, and August 21, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By:	JPMORGAN CHASE BANK, TRUSTEE
By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

Date: November 13, 2003

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