Form 10-K
period 2003-12-31
MESA OFFSHORE TRUST
filed 2004-03-30
CIK 711303

Use these links to rapidly review the document
TABLE OF CONTENTS PART I

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

Mesa Offshore Trust
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)
Registrant's telephone number, including area code: 1-800-852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of beneficial interest
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2003, of $0.03 was approximately $2,159,400.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 29, 2003, 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

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

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

        The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank (the "Trustee"), 700 Lavaca, Austin, Texas 78701. The telephone number of the Trust is 1-800-852-1422. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

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

        The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing; (4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were approximately $152,000, $84,000, and $116,000, for the years 2003, 2002 and 2001, respectively. Upon termination of the Trust, the

Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

Federal Income Tax Matters

        This section is a summary of certain federal income tax matters of general application as of the date of this report. Except where indicated, the discussion below describes general federal income tax considerations applicable to individuals who are citizens or residents of the United States. Accordingly, the following discussion has limited application to domestic corporations and persons subject to specialized federal income tax treatment, such as regulated investment companies and insurance companies. It is impractical to comment on all aspects of federal, state, local and foreign laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in the units as they relate to the particular circumstances of every unitholder. Federal income taxation is a highly complex matter that may be affected by many considerations. Each unitholder should consult its own tax advisor with respect to its particular circumstances and the advisability of its ownership of units.

        This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the Code), existing and proposed regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (IRS). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

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

  Backup Withholding

        Distributions from the Trust are generally subject to backup withholding at a rate of 28% of these distributions. Backup withholding will not normally apply to distributions to a unitholder, however, unless a unitholder fails to properly provide to the Trust his taxpayer identification number or the IRS notifies the Trust that the taxpayer identification number provided by a unitholder is incorrect.

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold with a holding period of more than one year.

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

        Federal income taxation of a non-U.S. unitholder is a highly complex matter which may be affected by many other considerations. Therefore, each non-U.S. unitholder should consult with its own tax adviser as to the advisability of its ownership of units.

  Tax-Exempt Organizations

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

TERMINATION OF THE TRUST

        As discussed above under "Description of the Trust", the terms of the Mesa Offshore Trust Indenture provide that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than the Termination Threshold or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see pages 12 and 13 of this Form 10-K and Note 7 in the Notes to Financial Statements included elsewhere in this Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to this Form 10-K and is available upon request from the Trustee.

        In addition, in the event of a dissolution of the Partnership (which could occur under the circumstances described above under "Description of the Trust") and a subsequent winding up and termination thereof, the assets of the Partnership (i.e., the Royalty interest) could either (1) be distributed in kind ratably to the Managing General Partner and the Trustee or (2) be sold and the proceeds thereof distributed ratably to the Managing General Partner and the Trustee. In the event of a sale of the Royalty which would include the sale of any interest the Trust may have in estimated plugging and abandonment amounts withheld by PNR, and a distribution of the cash proceeds to the Trustee, the Trustee would make a final distribution to unitholders of such cash proceeds plus any other cash held by the Trust after the payment of or provision for all liabilities of the Trust, and the Trust would be terminated.

  Status of the Trust

        The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). As a result of a significant decline in production caused by the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of December 31, 2003 of $696,712 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit existing at December 31, 2003. In addition, the reserve report estimates that future royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004.

        PNR advised the Trust that it farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. Drilling commenced on the exploration prospect on Brazos A-39 in September 2003 and was still in progress at December 31, 2003. Subsequent to year end, this well reached total depth and PNR is in the process of evaluating development options for the discovery to determine if the project can be sanctioned as commercial. Even if the discovery is deemed to be commercially viable and is developed, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. In addition, PNR advised the Trust that Stone Energy Corporation is currently drilling an exploratory well on West Delta 61 with the Trust retaining an overriding royalty interest. Results of this exploratory well are expected in the second quarter of 2004. There can be no assurance that this prospect will be successful. Even if this exploratory prospect is successful, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

        There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2003

			Producing Wells(1)
	Producing Acres		Gross		Net
Property
	Gross	Net(2)	Oil	Gas	Oil	Gas
Offshore Louisiana(3)—
West Delta 61	5,000	3,750	—	3	—	.3
Offshore Texas(4)—
Brazos A-7	5,760	2,160	—	1	—	.1
Brazos A-39	5,760	2,160	—	—	—	—

Total	16,520	8,070	—	4	—	.4

(1)
Dual completions are counted as one well. For information regarding wells producing at December 31, 2003, see "Net Proceeds, Production and Average Prices" on page 26 of this Form 10-K. As of March 30, 2003, only the wells on Brazos A-7 and West Delta 61 were producing.

(2)
Net Producing Acres are calculated by multiplying gross producing acres by the net Royalty interest (as defined by the Trust Indenture) attributable to the Trust for each property.

(3)
All wells on South Marsh Island 155 and 156 leases were plugged and abandoned in 2002. PNR abandoned the platform for these two properties in 2003. All wells were plugged and abandoned and the platform was abandoned on West Delta 62 during 2003 and the lease was relinquished.

(4)
All wells were plugged and abandoned and the platform was abandoned on Matagorda Island 624 during 2003 and the lease was relinquished.

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 2003, has been made by PNR. The following letter (the "Reserve Report") summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Supplemental Reserve Information, see Notes 2, 3 and 6, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

March 9, 2004

MESA Offshore Trust
JPMorgan Chase Bank (as Trustee)
700 Lavaca Street, 5th Floor
Austin, Texas 78701-3102

Ladies and Gentlemen:

        Pursuant to your request, we have prepared estimates, as of December 31, 2003, of the extent and value of the proved crude oil, condensate, natural gas liquids, and natural gas reserves of certain properties subject to a net profits interest owned by the Mesa Offshore Royalty Partnership, hereinafter referred to as the "Partnership," a partnership owned 99.99 percent by the Mesa Offshore Trust. The interest appraised is referred to herein as the "Partnership Interest" and consists of a 90 percent net profits interest in three Pioneer Natural Resources USA, Inc. (hereinafter referred to as "Pioneer") leases located in the Gulf of Mexico offshore from Louisiana and Texas. The three offshore leases subject to the net profits interest are hereinafter referred to as the "Subject Properties." Reserves of the three leases are reported herein.

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

        The development status shown herein represents the status applicable as of December 31, 2003. Data available from wells drilled on the appraised properties through December 31, 2003 was used in estimating gross ultimate recovery. Gross production estimated to December 31, 2003, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves. In some fields, this required that the production rates be estimated for a portion of 2003 since production data for these properties was not available throughout 2003.

5205 N. O'CONNOR BLVD, SUITE 1400 • IRVING, TEXAS 75039-3740 • MAIN (972) 444-9001 • FAX (972) 969-3587

MESA Offshore Trust
March 9, 2004

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

MESA Offshore Trust
March 9, 2004

        Estimates of the net proved reserves attributable to the Partnership Interest, as of December 31, 2003, are as follows:

TOTAL, PROVED RESERVES (PDP+PNP):
Natural Gas (Mcf)	432,679
Oil and Condensate (bbl)	11,111
Natural Gas Liquids (bbl)	0
PROVED DEVELOPED PRODUCING RESERVES (PDP)
Natural Gas (Mcf)	432,679
Oil and Condensate (bbl)	11,111
Natural Gas Liquids (bbl)	0

        Revenue values attributable to the net proved reserves of the Partnership Interest are expressed in terms of estimated future net revenue and present worth of future net revenue. Future net revenue attributable to the Partnership Interest was estimated monthly from a projection of the combined Pioneer and Partnership future net revenue. Combined future net revenue values were calculated by deducting operating expenses and capital costs from the future gross revenue of the Combined Interest. The monthly values for the aggregate of the Combined Interest in the Subject Properties were reduced by an overhead charge, by a monthly amount necessary for Pioneer to accrue the abandonment costs over the life of the properties, by the deficit balance as described below from the previous month, and by the interest on that deficit balance when such deficits occur. If the adjusted revenue resulting from this calculation was negative, it was carried forward to the next month as a deficit balance. If the adjusted revenue was greater than zero, it was multiplied by a factor of 90 percent to arrive at the future net revenue of the Partnership Interest. The above calculations were made monthly in the aggregate for the Subject Properties. As of December 31, 2003 the Partnership Interest has a deficit balance of $696,712. Interest is chargable monthly on the net profits deficit balance at the rate of 9.0 percent per year.

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

  •
  Operating and Capital Costs—Current estimates of operating costs were used for the life of the properties with no increases in the future based on inflation. Future capital expenditures were estimated using 2003 values and were not adjusted for inflation.

MESA Offshore Trust
March 9, 2004

        A summary of estimated revenue and costs attributable to the Combined Interest in proved reserves and the future net revenue and present worth attributable to the Partnership Interest, as of December 31, 2003 is as follows:

COMBINED INTEREST:
Future Gross Revenue ($)	3,982,549
Production and Ad Valorem Taxes ($)	0
Operating Costs ($)	<711,600	>
Capital Costs ($)[1]	<3,111,826	>
Future Net Revenue ($)	159,123
Accrued Revenue for Abandonment Costs ($)	3,111,826
Future Accrued Revenue for Abandonment Costs ($)	0
Cumulative Net Profits Deficit @ 12/31/03	774,124
Revenue Subject to Net Profits Interest ($)	2,496,825
PARTNERSHIP INTEREST:
Future Net Revenue ($)[2]	2,247,143
Present Worth at 10 Percent ($)	1,573,433

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

Jay P. Still
Vice President Gulf of Mexico

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

        Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 2003. These prices (having a weighted average year end price of $32.47 per barrel and $5.97 per Mcf as of December 31, 2003) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 2003 was $6.05 per Mcf, representing a combination of contract prices and spot market prices, while the average price of crude oil, condensate and natural gas liquids was $27.90 per barrel.

        The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by PNR as of December 31, 2003. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by PNR. In addition, future economic and operating conditions may cause significant changes in these estimates.

Property	Productive Life(1)(2)
West Delta 61.	7 years
Brazos A-7.	1 year
Brazos A-39	None

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

Proceeds, Production and Average Prices

        Reference is made to "Net Proceeds, Production and Average Prices" under Item 7 of this Form 10-K.

CONTRACTS

General

        PNR has advised the Trust that during 2003 its offshore gas production was marketed under short-term contracts at spot market prices primarily to Occidental Petroleum Corp. and Total S.A. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 2003 were generally higher than spot market prices in 2002.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2001 and early 2002, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. Annual wellhead prices generally increased from $3.69 per Mcf in 2000 to $4.02 per Mcf in 2001, decreased to $2.95 per Mcf in 2002, and increased to $5.09 per Mcf in 2003, according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

FERC Regulation

        In recent years, the FERC has required interstate pipeline companies to "unbundle" their services. To the extent a pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so pursuant to private contracts in direct competition with all other sellers, such as PNR. In recent years, the FERC also has pursued a number of other policy initiatives which could significantly affect the marketing of natural gas. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as "spindowns" of gathering assets, may have the adverse effect of increasing the cost of doing business on some in the industry. Generally, the FERC retained its existing tests for determining the jurisdictional status of offshore facilities, but eased the application of its jurisdiction over facilities in water depths of 200 meters or more. On February 9, 2001, the FERC issued Order No. 637, which permits, and in some cases requires, interstate natural gas pipelines to make certain changes to the nature of interstate transportation services. In Order No. 637-A, the FERC made certain clarifying adjustments to the regulations promulgated in Order No. 637. In Order No. 637-B, the FERC denied all further requests for rehearing. Order Nos. 637 et. seq. currently are pending judicial review. In addition to the changes implemented through Order No. 637, the FERC has stated that it will institute a review of its regulatory model in light of the changes in the natural gas industry. As to all of these recent FERC initiatives, PNR has advised the Trust that the on-going, or, in some instances, preliminary revolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact on the prices, markets or terms or sale of natural gas related to the Trust.

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

Platform Abandonment and Removal

        PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. See Item 7 and Note 6 in the Notes to Financial Statements for amounts withheld as of December 31, 2003 and amounts to be withheld in the future.

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

        The Trust's quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others: political disruption, war, or other armed conflict in oil producing regions, in particular the war in Iraq; worldwide economic conditions; weather conditions; the supply and price of foreign natural gas and oil; the level of consumer demand; the price and availability of alternative fuels; the proximity to, and capacity of, transportation facilities; and the effect of worldwide energy conservation measures.

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

        As discussed in Item 7 and Note 6 to the Notes to Financial Statements, at December 31, 2003 PNR has withheld approximately $2.8 million for future abandonment costs. To the extent future estimated or actual abandonment costs exceed this amount, PNR would be entitled to withhold such amounts from payments with respect to the Royalty. Similarly, to the extent future estimated or actual abandonment costs are less than this amount, PNR may release such amounts. Only unitholders at the time of any such release and distribution would be entitled to the distribution by the Trust.

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

        The Trust will be terminated and the Trustee must sell the Royalty if holders of a majority of the units of beneficial interest of the Trust approve the sale or vote to terminate the Trust, or if the total amount of cash received per year by the Trust for each of three consecutive years is less than the Termination Threshold. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders. As discussed in Item 1 of this Form 10-K under "Business—Termination of the Trust," the Royalty income received by the Trust was below the Termination Threshold in 2002 and 2003. In addition, based on current estimates of future Royalty income, the Trustee currently expects that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provision of the Trust Indenture effective December 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of unitholders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Unitholder Matters.

        The units of beneficial interest of the Trust were delisted from the Pacific Exchange effective May 18, 2001. The Trust units are currently eligible for trading on the OTC Bulletin Board under ticker symbol MOSH. There was no distribution of income for the year ended December 2003, due to a deficit balance owed to PNR. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2003 were as follows:

	2003			2002
			Distribution			Distribution
	High	Low	Paid	High	Low	Paid
First Quarter	$0.07	$0.01	$—	$0.08	$0.05	$—
Second Quarter	$0.05	$0.01	$—	$0.05	$0.01	$—
Third Quarter	$0.05	$0.02	$—	$0.03	$0.01	$—
Fourth Quarter	$0.03	$0.01	$—	$0.03	$0.01	$—

        At March 24, 2004, the 71,980,216 units outstanding were held by 12,201 unitholders of record.

Item 6. Selected Financial Data.

	2003	2002	2001	1999	1998
Royalty income	$—	$—	$1,772,595	$3,909,836	$3,474,732
Distributable income	$—	$—	$1,401,106	$3,586,711	$2,952,611
Distributable income per unit	$—	$—	$0.0195	$0.0498	$0.0410
Accumulated deficit at year end	$(696,712)	$(825,616)	$(81,329)	$—	$—
Total assets at year end.	$951,557	$1,497,883	$2,153,070	$3,463,972	$2,455,718

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Critical Accounting Policies

        The financial statements of the Trust are prepared on the following basis:

           (a)  Royalty income recorded for a month is the Trust's interest in the amount computed and paid by the working interest owner to the Partnership for such month rather than either the value of a portion of the oil and gas sold by the working interest owner for such month or the amount subsequently determined to be 90% of the net proceeds for such month;

           (b)  Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

           (c)  Trust general and administrative expenses are recorded in the month they accrue and are recoupable from Royalty income.

        This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such accounting principles, royalty income for a month would be based on net proceeds from sales for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

Status of the Trust

        The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). As a result of a significant decline in production caused by the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of December 31, 2003 of $696,712 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit at December 31, 2003. In addition, the reserve report estimates that future royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004.

        PNR advised the Trust that it farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. Drilling commenced on the exploration prospect on Brazos A-39 in September 2003 and was still in progress at December 31, 2003. Subsequent to year end, this well reached total depth and PNR is in the process of evaluating development options for the discovery to determine if the project can be sanctioned as commercial. Even if the discovery is deemed to be commercially viable and is developed, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. In addition, PNR advised the Trust that Stone Energy Corporation ("Stone") is currently drilling an exploratory well on West Delta 61 with the Trust retaining an overriding royalty interest. Results on this exploratory well are expected in the second quarter of 2004. There can be no assurance that this prospect will be successful. Even if this exploratory prospect is successful, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

        There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

        Below is additional information regarding the Trust properties provided by PNR:

Properties producing as of December 31, 2003

Property	Number of Producing wells(1)	Estimated Productive Life(1)	Estimated Future Royalty Income(2)
West Delta No. 61	3	7 years	$3,446,390
Brazos A-39	—	None	(219,240)
Brazos A-7	1	1 year	(283,295)

(1)
Information obtained from December 31, 2003 reserve report prepared by PNR.

(2)
Represents estimated future royalty income from the December 31, 2003, reserve report without considering the recoupment by PNR of the accumulated deficit of $696,712. Future royalty income was calculated using oil and gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf. Estimated future net cash outlays on Brazos A-39 and Brazos A-7 represent operating expenses that are required to be incurred until abandonment procedures are commenced.

Properties abandoned or scheduled for abandonment as of December 31, 2003

Property	Status
Brazos A-7	Probable abandonment in 2004 (evaluating for any future exploration opportunities)
Brazos A-39	Probable abandonment in 2004 (pending development determination of discovery and/or any future exploration opportunities)
West Delta 62	Plug and abandonment procedures completed in 2003
South Marsh Island 155	Plug and abandonment procedures completed in 2002
South Marsh Island 156	Plug and abandonment procedures completed in 2002
Vermillion 381	Plug and abandonment procedures completed in 1989
South Pelto 12	Plug and abandonment procedures completed in 1986
Matagorda Island 624	Plug and abandonment procedures completed in 2003
High Island 567	Plug and abandonment procedures completed in 1992

Trust Termination

        If the Trust is required to terminate, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to the unitholders of any funds remaining after all Trust liabilities have been satisfied.

Financial and Operational Review

        As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 2003, its offshore gas production was marketed under short-term contracts at spot market prices primarily to Occidental Petroleum Corp. and Total S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were on the average higher in 2003 than spot market prices in 2002.

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

        Below is a summary of Royalty income received on the Trust properties for each of the three years ending December 31, 2003:

	2003	2002	2001
Gross proceeds @ 90%	$745,192	$848,698	$2,726,068
Operating expenditures @ 90%	(605,927)	(1,232,483)	(953,804)
Capital expenditures @ 90% (1)	(10,348)	(360,576)	(80,829)

Net proceeds (deficit)	128,917	(744,361)	1,691,435
Increase (decrease) in deficit	(128,917)	744,361	81,337

Net proceeds after deficit recovery	—	—	1,772,772
Royalty income (99.99%)	$—	$—	$1,772,595

(1)
Capital expenditures in 2001 include $10,000 withheld for future abandonments. As PNR believes that the future abandonments have been fully funded, no such amounts were withheld in 2002 or 2003.

        Below is a summary of distributable income for the for years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Royalty income	$—	$—	$1,772,595
Interest income	9,169	22,100	87,538
General and administrative expenses	(9,169)	(22,100)	(459,027)

Distributable income	$—	$—	$1,401,106

Distributable income per unit	$—	$—	$0.0195
Accumulated deficit (as of period end)	$(696,712)	$(825,616)	$(81,329)

        There was no Royalty income during 2003 and 2002. Since December 2001, the Trust has been in a deficit position to PNR as a result of significant decline in production on properties in which the Trust has a royalty interest. The Trust continues to be in a deficit position as a result of lower production on all properties due to these properties nearing the end of the productive lives. See "—Operational Review" below.

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	2003	2002	2001
Gross proceeds @ 90%	$193,039	$515,950	$1,308,156
Operating expenditures @ 90%	(429,232)	(667,482)	(346,460)
Capital expenditures @ 90% (1)	2,481	(26,483)	(54,809)

Net proceeds (deficit)	$(233,712)	$(178,015)	$906,887

(1)
Capital expenditures in 2001 include $6,106 withheld for future abandonments.

        The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of December 31, 2003, these two blocks had one well producing, the Brazos A-7 No. B-1 well. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR farmed out the Trust's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. Drilling commenced on the exploratory prospect on Brazos A-39 in September 2003 and was still in progress at December 31, 2003. Subsquent to year end, this well reached total depth and PNR is in the process of evaluating development options for the discovery to determine if the project can be sanctioned as commercial. However, there can be no assurance that the project will be sanctioned and it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust.

West Delta 61 and 62

	2003	2002	2001
Gross proceeds @ 90%	$552,153	$146,460	$1,019,607
Operating expenditures @ 90%	(176,695)	(394,328)	(279,609)
Capital expenditures @ 90% (1)	(12,829)	—	(3,822)

Net proceeds (deficit)	$362,629	$(247,868)	$736,176

(1)
Capital expenditures in 2001 include $3,822 withheld for future abandonments.

        The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production during 2003 due to Stone bringing their wells back on production after being shut in to be re-routed to a new platform for production handling. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. In 2002, on West Delta 62, the Trust received royalty income from one producing well pursuant to a farm out agreement with Walter Oil and Gas Corporation ("Walter"). Production from this well also ceased in 2002 and Walter completed plugging and abandonment procedures and relinquished the lease. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone has three producing wells on this property and is currently drilling an exploration well with results expected during the second quarter of 2004.

Other Properties

        The Matagorda Island 624 block, operated by PNR ceased production in the second quarter of 2002. PNR attempted a workover in the third quarter of 2002, but was unsuccessful. In the first quarter of 2003, PNR plugged and abandoned the wells, and in July 2003, the platform was removed.

        The South Marsh Island 155 and 156 blocks ceased production during the first quarter 2000. The abandonment procedures were completed and the lease was relinquished during 2002.

Capital Expenditures

        PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

        The below table provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, January 1, 2002	$8,324,201
Abandonment cost incurred (SMI 155/156)	(2,683,758)

Balance, December 31, 2002	5,640,443
Abandonment cost incurred (Mat. Is. 624 & WD 62)	(2,839,800)

Balance, December 31, 2003	$2,800,643

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

NET PROCEEDS, PRODUCTION AND AVERAGE PRICES (Unaudited)

	Brazos A-7 and A-39	West Delta 61 and 62	Matagorda Island 624	South Marsh Island 155 and 156	Total
Year Ended December 31, 2003:
90% of—
Gross proceeds	$193,039	$552,153	$—	$—	$745,192
Less 90% of—
Operating costs	(429,232)	(176,695)	—	—	(605,927)
Capital costs recovered	2,481	(12,829)	—	—	(10,348)

Net Proceeds	$(233,712)	$362,629	$—	$—	$128,917

Trust share of net proceeds (99.99%).					$128,904
Recoupment of deficit					(128,904)

Royalty income					—

Trust Deficit					$(696,712)

90% of Production Volumes and Average Sales Prices: Crude oil, condensate and natural gas liquids (Bbls)	348	7,266	—	—	7,614

Average sales price per Bbl	$27.42	$27.92	$—	$—	$27.90

Natural gas (Mcf)	35,644	52,401	—	—	88,045

Average sales price per Mcf	$5.15	$7.26	$—	$—	$6.05

Producing wells (gross)	1	3	—	—	4
Year Ended December 31, 2002:
90% of—
Gross proceeds
Less 90% of—	$515,950	$146,460	$186,288	$—	$848,698
Operating costs	(667,482)	(394,328)	(170,673)	—	(1,232,483)
Capital costs recovered	(26,483)	—	(259,524)	(74,569)	(360,576)

Net Proceeds	$(178,015)	$(247,868)	$(243,909)	$(74,569)	$(744,361)

Trust share of net proceeds (99.99%)					$(744,287)
Increase in deficit					744,287

Royalty income					—

Trust Deficit					$(825,616)

90% of Production Volumes and Average Sales Prices:
Crude oil, condensate and natural gas liquids (Bbls)	434	3,566	850	—	4,850

Average sales price per Bbl	$20.03	$21.46	$20.45	—	$21.15

Natural gas (Mcf)	204,222	24,918	70,687	—	299,827

Average sales price per Mcf	$2.48	$2.81	$2.39	—	$2.49

Producing wells (gross)	2	3	—	—	5
Year Ended December 31, 2001:
90% of—
Gross proceeds	$1,308,156	$1,019,607	$403,876	$(5,571)	$2,726,068
Less 90% of—
Operating costs	(346,460)	(279,609)	(187,139)	(140,596)	(953,804)
Capital costs recovered	(48,703)	—	(20,002)	(2,124)	(70,829)
Accrual for future abandonment costs and interest on cost carryforward	(6,106)	(3,822)	(72)	—	(10,000)

Net Proceeds	$906,887	$736,176	$196,663	$(148,291)	$1,691,435

Trust share of net proceeds (99.99%)					$1,691,266
Increase in deficit					81,329

Royalty income					1,772,595

Trust deficit					$(81,329)

90% of Production Volumes and Average Sales Prices:
Crude oil, condensate and natural gas liquids (Bbls)	238	15,673	1,369	—	17,280

Average sales price per Bbl	$26.76	$26.25	$25.42	$—	$26.19

Natural gas (Mcf)	254,607	112,995	90,227	89	457,918

Average sales price per Mcf	$5.11	$5.38	$4.09	$—	$4.96

Producing wells (gross)	2	3	1	—	6

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

  •
  The Trust deficit balance of $696,712 as of December 31, 2003 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

Production and Price Review

        Production volumes for natural gas decreased to 88,045 Mcf in 2003 compared with 299,827 Mcf in 2002 primarily due to natural production decline at Brazos A-7 and A-39 and Matagorda Island 624, partially offset by increased production at West Delta 61 and 62 due to the Stone wells coming back on-line. The average sales price received for natural gas in 2003 was $6.05 per Mcf compared with $2.49 per Mcf in 2002. Crude oil, condensate and natural gas liquids production volumes increased to 7,614 barrels in 2003 as compared to 4,850 barrels in 2002. This increase was also the result of the increased production at West Delta 61 and 62 due to the Stone wells coming back on-line, partially offset by the natural production decline at the Brazos A-7 and A-39 and Matagorda Island 624 properties. The average sales price in 2003 for crude oil, condensate and natural gas liquids was $27.90 per barrel as compared with $21.15 per barrel in 2002.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8. Financial Statements and Supplementary Data.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2003	2002	2001
Royalty income	$—	$—	$1,772,595
Interest income	9,169	22,100	87,538
General and administrative expenses	(9,169)	(22,100)	(459,027)

Distributable income	$—	$—	$1,401,106

Distributable income per unit	$—	$—	$0.0195

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2003	2002
ASSETS
Cash and short-term investments	$938,827	$1,482,810
Interest receivable	1,603	3,946
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,893,873)	(380,893,873)

Total assets	$951,557	$1,497,883

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$940,430	$1,486,756
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127

Total liabilities and trust corpus	$951,557	$1,497,883

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2003	2002	2001
Trust corpus, beginning of year	$11,127	$11,127	$23,556
Distributable income	—	—	1,401,106
Distributions to unitholders	—	—	(1,401,106)
Amortization of net overriding royalty interest	—	—	(12,429)

Trust corpus, end of year	$11,127	$11,127	$11,127

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

          (d)   the Trustee will make cash distributions to the unitholders in January, April, July and October of each year as discussed more fully in Note 4; and

          (e)   the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were approximately $152,000, $84,000 and $116,000 for the years 2003, 2002 and 2001, respectively. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

  Status of the Trust

        The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the "Termination Threshold"). As a result of a significant decline in production caused by the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of December 31, 2003 of 696,712 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

        The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit at December 31, 2003. In addition, the reserve report estimates that future royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004.

        PNR advised the Trust that it farmed out the Trust's interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. Drilling commenced on the exploration prospect on Brazos A-39 in September 2003 and was still in progress at December 31, 2003. Subsequent to year end, this well reached total depth and PNR is in the process of evaluating development options for the discovery to determine if the project can be sanctioned as commercial. Even if the discovery is deemed to be commercially viable and is developed, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and to increase Royalty income above the Threshold Amount before the Indenture requires the termination of the Trust. In addition, PNR advised the Trust that Stone Energy Corporation is currently drilling an exploratory well on West Delta 61 with the Trust retaining an overriding royalty interest. Results on this exploratory well are expected in the second quarter of 2004. There can be no assurance that this prospect will be successful. Even if this exploratory prospect is successful, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the threshold amount before the Trust terminates under the Indenture.

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the twelve months ending December 2003, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported.

        There is a deficit balance due PNR as of December 31, 2003 of $696,712 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of December 31, 2003 $1,059,570 will be recouped by the Trustee from future Royalty income before Trust distributions will resume. The unexpended amount withheld by PNR for future abandonment costs at December 31, 2003 was $2,800,643.

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

(6) Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 2003, 2002 and 2001 are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

Estimated Quantities of Proved and Proved Developed Reserves (Unaudited)

	Oil and Condensate	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2000	36,961	901,408
Revisions of previous estimates	(12,550)	(111,423)
Extensions, discoveries and other additions	—	—
Production	(11,237)	(297,780)

December 31, 2001	13,174	492,205
Revisions of previous estimates	3,487	(59,763)
Extensions, discoveries and other additions	—	—
Production	—	—

December 31, 2002	16,661	432,442
Revisions of previous estimates	(5,550)	237
Extensions, discoveries and other additions	—	—
Production	—	—

December 31, 2003	11,111	432,679

Proved Developed Reserves:
December 31, 2000.	36,961	901,408

December 31, 2001.	13,174	492,205

December 31, 2002.	16,661	432,442

December 31, 2003.	11,111	432,679

(See Notes on following page.)

Standardized Measure of Future Royalty Income from
Proved Oil and Condensate and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	December 31,
	2003	2002	2001
	(In thousands)
Ninety percent of future gross proceeds	$3,584	$3,923	$3,031
Less ninety percent of—
Future operating costs	(640)	(1,406)	(1,421)
Future capital costs, net of amounts previously accrued	—	—	(23)
Deficit due PNR	(697)	(826)	(81)

Future royalty income	2,247	1,691	1,506
Discount at 10% per annum	(674)	(21)	(256)

Standardized measure of future royalty income from proved oil and gas reserves	$1,573	$1,670	$1,250

Changes in the Standardized Measure of Future Royalty Income from
Proved Oil and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Standardized measure at beginning of year	$1,670	$1,250	$8,776

Revisions of previous estimates	(675)	(565)	(582)
Net changes in prices and production costs	411	860	(6,049)
Extensions, discoveries and other additions	—	—	—
Royalty income	—	—	(1,773)
Accretion of discount	167	125	878

Net changes in standardized measure	(97)	420	(7,526)

Standardized measure at end of year	$1,573	$1,670	$1,250

  •
  The estimated quantities of proved reserves, standardized measure of future royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

(7) Selected Quarterly Financial Data (Unaudited)

Summarized Quarterly Results
Three Months Ended
	March 31	June 30	September 30	December 31
2003:
Royalty income	$—	$—	$—	$—
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
2002:
Royalty income	$—	$—	$—	$—
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank (Trustee)
and the Unitholders of the Mesa Offshore Trust:

        We have audited the accompanying statements of assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2003 and 2002, and the related statements of distributable income and changes in trust corpus for the years then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements of the Mesa Offshore Trust were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Mesa Offshore Trust as of December 31, 2003 and 2002, and its distributable income and changes in trust corpus for the years then ended, on the basis of accounting described in Note 3.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements as a result of a significant decline in production caused by the Trust properties nearing the end of their estimated productive lives, royalty income received by the Trust during 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, the Trustee expects that royalty income in 2004 will also fall below the Termination Threshold, resulting in the termination of the Trust effective December 31, 2004. Accordingly, there exists substantial doubt about the Trust's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Houston, Texas
March 29, 2004

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

Item 9A. Controls and Procedures

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

  •
  Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent auditors with respect to their audit of the Trust and review of financial data provided by the managing general partner and the working interest owners. Other than contracting independent auditors and reviewing information supplied by the managing general partner, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

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

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. The Trust does not have a board of directors or an audit committee, and therefore it does not have an audit committee financial expert.

Item 11. Executive Compensation.

        Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a)
  Security Ownership of Certain Beneficial Owners.

Title and Class of Voting Securities	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Units of Beneficial Interest	MOSH Holding, L.P. Nine Greenway Plaza Suite 3040 Houston, Texas 77046	7,332,887(2)(3)	10.2%

  (1)
  Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be "beneficially" owned by a person who directly or indirectly holds or shares of voting power with respect thereto.

  (2)
  Based on information contained in the Form 4 filed on December 23, 2003 and Schedule
  13D/A filed on December 16, 2003. These units of beneficial interest of the Issuer (the "Units") are owned directly by Mosh Holding, L.P., a Texas limited partnership ("MOSHLP"). Mosh Holding I, L.L.C., a Texas limited liability company ("MOSHLLC") is the sole general partner of MOSHLP and has sole investment discretion and voting authority with respect to the Units. Charles A. Sharman, Joseph F. Langston, Jr. and Timothy M. Roberson are the sole managers and members of MOSHLLC, in which capacity they may be deemed to share voting control and dispositive power over the Units.

  (3)
  MOSHLLC and Messrs. Sharman, Langston and Roberson disclaim beneficial ownership of the reported Units except to the extent of their respective pecuniary interest therein.

  (b)
  Security Ownership of Management. Not applicable.

  (c)
  Changes in Control. Registrant knows of no arrangement, including the pledge of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

        Not Applicable.

Item 14. Principle Accountant Fees and Services

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Offshore Trust financial statements for 2003 and 2002 and fees billed for other services rendered by KPMG LLP.

	2003	2002
Audit fees(1)	$88,000	$80,100
Audit related fees	—	—
Tax fees(2)	25,000	27,000
All other fees	—	—

Total fees	$113,000	$107,100

(1)
Audit fees consist of fees for the audit of the Mesa Offshore Trust financial statements and reimbursement for travel related expenses.

(2)
Tax fees consist of fees related to the Mesa Offshore Trust's tax information for its unitholders paid in 2003 related to 2002 tax work.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)(1)    Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

        (a)(2)    Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

        (a)(3)    Exhibits

        (JPMorgan Chase Bank is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association)

		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg	)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh	)
4(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii	)
4(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d	)
4(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e	)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

(b)
Reports on Form 8-K

        Current Reports on Form 8-K were filed with the Securities and Exchange Commission on October 21, 2003, November 19, 2003, and December 19, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By	JPMORGAN CHASE BANK, TRUSTEE
By	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer

March 29, 2004

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

EXHIBIT NUMBER		SEC File or Registration Number	Exhibit Number
4(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg	)
4(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh	)
4(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii	)
4(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d	)
4(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e	)
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.