Form 10-Q
period 2004-03-31
MESA OFFSHORE TRUST
filed 2004-05-06
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

MESA OFFSHORE TRUST
(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

1-800-852-1422 / 1-512-479-2562
(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 6, 2004—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Month Ended March 31,
	2004	2003
Royalty income	$—	$—
Interest income	1,638	3,098
General and administrative expense	(1,638)	(3,098)
Distributable income	$—	$—
Distributable income per unit	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$758,568	$938,827
Interest receivable	1,638	1,603
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)
Total assets	$771,333	$951,557
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$760,206	$940,430
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127
Total liabilities and trust corpus	$771,333	$951,557

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Trust corpus, beginning of period	$11,127	$11,127
Distributable income	—	—
Distributions to unitholders	—	—
Amortization of net overriding royalty interest	—	—
Trust corpus, end of period	$11,127	$11,127

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Trust Organization

The Mesa Offshore Trust (the “Trust”) was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the “Partnership”). The Partnership was created to receive and hold a net overriding royalty interest (the “Royalty”) in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the “Royalty Properties”). Mesa Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. (“Mesa”), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa) a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As hereinafter used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated.

Status of the Trust

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the “Termination Threshold”). As a result of a significant decline in production caused by the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of March 31, 2004 of $544,008 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

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

PNR advised the Trust that it farmed out the Trust’s interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest.

The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 and has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which is subsequent to the expected termination of the Trust. In addition, PNR advised the Trust that Stone Energy Corporation (“Stone”) recently finished drilling an exploratory well and plans to proceed with the completion of such well. The well could be on production as early as July 2004, but there can be no assurance at this point that this discovery will be successful. Even if this discovery is successfully completed, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

There are numerous uncertainties inherent in estimating and projecting the quantity and value of proved reserves for the Trust properties, as many of the Trust properties are nearing the end of their productive lives and are therefore subject to unforeseen changes in production rates. As such, the foregoing statements reflect only current reasonable expectations.

Note 2—Basis of Presentation

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (“Trustee”) in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2003 Annual Report on Form 10-K.

The financial statements of the Trust are prepared on the following basis:

(a)    Royalty income recorded for a month is the Trust’s interest in the amount computed and paid by the working interest owner to the Partnership for such month rather than either the value of a portion of the oil and gas produced by the working interest owner for such month or the amount subsequently determined to be 90% of the net proceeds for such month;

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ended March 31, 2004, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ending March 31, 2004, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported. There is an accumulated deficit balance due PNR as of March 31, 2004 of $544,008 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of March 31, 2004, $1,239,794 will be recouped by the Trustee from future Royalty income before Trust distributions will resume. The unexpended amount withheld by PNR for future abandonment costs at March 31, 2004 was $2,682,819.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust’s Form 10-K, including under the section “Business—Principal Trust Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Financial Review

The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil, condensate and natural gas liquids produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables.

Below is a summary of Royalty income received on the Trust properties for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Gross proceeds @ 90%.	$240,941	$130,246
Operating expenditures @ 90%.	(88,222)	(228,909)
Capital expenditures @ 90%.	—	(8,050)
Net proceeds (deficit)	152,719	(106,713)
Increase (decrease) in deficit	(152,719)	106,713
Net proceeds after deficit recovery	—	—
Royalty Income (99.99%).	$—	$—

Below is a summary of distributable income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Royalty Income	$—	$—
Interest income	1,638	3,098
General and administrative expenses	(1,638)	(3,098)
Distributable income	$—	$—
Distributable income per unit	$—	$—
Accumulated deficit (as of end of period)	$(544,008)	$(932,318)

During the first quarters of 2004 and 2003, the Trust had no distributable income. Since December 2001, the Trust has been in a deficit position to PNR as a result of significant decline in production on properties in which the Trust has a royalty interest. The Trust continues to be in a deficit position as a result of lower production on all properties due to these properties nearing the end of their productive lives. See “—Operational Review” below.

Operational Review

PNR has advised the Trust that during the first quarter of 2004 its offshore gas production was marketed under short-term contracts at spot market prices primarily to Occidental Petroleum Corp. and Total S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2004 were generally higher than spot market prices in the first quarter of 2003.

The amount of cash distributed by the Trust is dependent on, among other things, the sales prices and quantities of gas, crude oil and condensate produced from the Royalty Properties and the quantities sold. Substantial uncertainties exist with regard to future gas and oil prices, which are subject to fluctuations due to the regional supply and demand for natural gas and oil, production levels and other activities of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, weather, storage levels, industrial growth, conservation measures, competition and other variables.

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended March 31,
	2004	2003
Gross proceeds @ 90% .	$90,524	$105,848
Operating expenditures @ 90%	(89,600)	(109,034)
Capital expenditures @ 90%	—	2,867
Net proceeds (deficit)	$924	$(319)

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of March 31, 2004, these two blocks had one well producing, the Brazos A-7 No. B-1 well. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR farmed out the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 which has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which is subsequent to the expected termination of the Trust.

West Delta 61 and 62

	Three Months Ended March 31,
	2004	2003
Gross proceeds @ 90% .	$150,417	$24,398
Operating expenditures @ 90%	1,378	(119,875)
Capital expenditures @ 90%	—	(10,917)
Net proceeds (deficit)	$151,795	$(106,394)

The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in the first quarter of 2004 due to Stone bringing their wells back on production in late 2003 after being shut in to be re-routed to a new platform for production handling. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone recently finished drilling an exploratory well and plans to proceed with the completion of such well. The well could be on production as early as July 2004, but there can be no assurance at this point that this discovery will be successful. Even if this discovery is successfully completed, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

Capital Expenditures

PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2003.	$2,800,643
Abandonment cost incurred (WD 62).	(117,824)
Balance, March 31, 2004	$2,682,819

The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership’s Royalty interest (unaudited):

	Brazos A-7 and A-39	West Delta 61 and 62	Total
Three Months Ended March 31, 2004:
Ninety percent of gross proceeds	$90,524	$150,417	$240,941
Less ninety percent of—
Operating expenditures	(89,600)	1,378	(88,222)
Capital costs recovered	—	—	—
Net proceeds (deficit)	$924	$151,795	$152,719
Trust share of net proceeds (99.99%)			$152,704
Recoupment of deficit.			(152,704)
Royalty income			—
Trust Deficit			$(544,008)
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	—	3,507	3,507
Average sales price per Bbl	$—	$27.93	$27.93
Natural gas (Mcf)	18,295	11,452	29,747
Average sales price per Mcf	$4.95	$4.58	$4.81
Producing wells	1	3	4
Three Months Ended March 31, 2003:
Ninety percent of gross proceeds	$105,848	$24,398	$130,246
Less ninety percent of—
Operating expenditures	(109,034)	(119,875)	(228,909)
Capital costs recovered	2,867	(10,917)	(8,050)
Net proceeds (deficit)	$(319)	$(106,394)	$(106,713)
Trust share of net proceeds (99.99%)			$(106,702)
Increase in deficit.			106,702
Royalty income			—
Trust Deficit			$(932,318)
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	75	603	678
Average sales price per Bbl	$25.33	$28.69	$28.32
Natural gas (Mcf)	25,841	1,736	27,577
Average sales price per Mcf	$4.02	$4.09	$4.03
Producing wells	2	3	5

The amounts shown are for Mesa Offshore Royalty Partnership. Producing wells indicate the number of wells capable of production as of the end of the period. The amounts for the three months ended March 31, 2004 and 2003 represent actual production for the periods November 2003 through January 2004 and November 2002 through January 2003, respectively. Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds. The unexpended amount withheld by PNR for future abandonment costs at March 31, 2004 was $2,682,819. The Trust deficit balance of $1,239,794 as of March 31, 2004 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income.

Production and Price Review

Production volumes for natural gas increased to 29,747 Mcf in the first quarter 2004 as compared with 27,577 Mcf in the first quarter  2003 primarily due to increased production at West Delta 61 and 62 due to the Stone wells coming back on-line which were partially offset by natural production declines at Brazos A-7 and A-39. The average sales price received for natural gas in the first quarter 2004 was $4.81 per Mcf as compared with $4.03 per Mcf in the first quarter 2003. Crude oil, condensate and natural gas liquids production volumes increased to 3,507 barrels in the first quarter 2004 as compared to 678 barrels in the first quarter 2003. This increase was also the result of the increased production at West Delta 61 and 62 due to the Stone wells coming back on-line. The average sales price in the first quarter 2004 for crude oil, condensate and natural gas liquids was $27.93 per barrel as compared with $28.32 per barrel in the first quarter 2003.

Termination of the Trust

The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (“the Termination Threshold”) or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust’s 2003 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust’s 2003 Annual Report on Form 10-K and is available upon request from the Trustee.

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

PNR advised the Trust that it farmed out the Trust’s interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 which has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which is subsequent to the expected termination of the Trust. In addition, PNR advised the Trust that Stone recently finished drilling an exploratory well and plans to proceed with completion of such well. The well could be on production as early as July 2004, but there can be no assurance at this point that this discovery will be successful. Even if this discovery is successfully completed, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Pioneer, as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the date of this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, there are certain weaknesses that are not subject to change or modification by the Trustee. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•       The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as the reserve report that contains projected production, operating expenses and capital expenses, and (iv) information relating to projected production. The Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s periodic reports.

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

•       Under the terms of the Trust Agreement, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith, including the independent auditors with respect to their audit of the Trust and review of financial data provided by the managing general partner and the working interest owners. Other than contracting independent auditors and reviewing the managing general partner’s statements on a quarterly basis, the Trustee makes no independent or direct verification of this financial information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

Changes in Internal Controls.   To the knowledge of the Trustee, there have been no significant changes in the Trustee’s internal controls or in other factors that could significantly affect the Trustee’s internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of the working interest owners or the managing general partner of the Partnership.

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

(Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

			SEC File or Registration Number	Exhibit Number
4(a)	*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg)
4(b)	*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh)
4(c)	*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii)
4(d)	*

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

			1-8432	4(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

Current Reports on Form 8-K were filed with the Securities and Exchange Commission on January 20, 2004, February 17, 2004 and March 19, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Offshore Trust
By:	/s/ JPMORGAN CHASE BANK, as Trustee
By:
Mike Ulrich Vice President

Date: May 6, 2004

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.