Form 10-Q/A
period 2004-03-31
MESA OFFSHORE TRUST
filed 2004-05-20
CIK 711303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of Mesa Offshore Trust for the quarterly period ended March 30, 2004 (the “Form 10-Q”) which was originally filed on May 6, 2004, is being filed solely for the purpose of adding conformed signatures on the signature page and to Exhibits 31 and 32, which signature page and exhibits were inadvertently submitted on May 6, 2004 with blank signature lines. The signature page and each exhibit were fully executed on May 6, 2004, and a signed original of each was provided to the Trust on such date and will be retained by the Trust.

This Amendment No. 1 sets forth the entire Form 10-Q, as amended.

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