Form 10-Q
period 2004-06-30
MESA OFFSHORE TRUST
filed 2004-08-11
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas (State of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

As of August 11, 2004—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Royalty income	$—	$—	$—	$—
Interest income	986	2,727	2,624	5,825
General and administrative expense	(986)	(2,727)	(2,624)	(5,825)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$576,236	$938,827
Interest receivable	331	1,603
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)
Total assets	$587,694	$951,557
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$576,567	$940,430
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127
Total liabilities and trust corpus	$587,694	$951,557

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Trust corpus, beginning of period	$11,127	$11,127	$11,127	$11,127
Distributable income	—	—	—	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	—	—	—	—
Trust corpus, end of period	$11,127	$11,127	$11,127	$11,127

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

As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of June 30, 2004 of $433,908 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit existing at December 31, 2003. In addition, the reserve report estimates that future Royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income and 2004 operational updates received from PNR, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004.

PNR advised the Trust that it farmed out the Trust’s interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 and has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which is subsequent to the expected termination of the Trust. In addition, PNR advised the Trust that Stone Energy Corporation (“Stone”) recently completed an exploratory well that was placed on production early in the third quarter of 2004. Even with this discovery, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

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

Note 2—Basis of Presentation

The accompanying unaudited financial information has been prepared by JPMorgan Chase Bank (the “Trustee”) in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2003 Annual Report on Form 10-K.

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

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and six months ending June 30, 2004, proceeds from oil and gas sales exceeded operating and capital costs incurred; however, no Royalty income was reported as the net proceeds were used to reduce the accumulated deficit. For the three months ended June 30, 2004, the deficit was reduced by $110,111 ($110,100 net to the Trust). There remains an accumulated deficit balance due PNR as of June 30, 2004 of $433,908 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of June 30, 2004, the Reserve for Trust expenses is $576,567 and $1,423,433 is expected to be recouped by the Trustee from future Royalty income before Trust distributions will resume.

Since the inception of the Trust, PNR has withheld from royalty income amounts for the future abandonment of the Royalty properties. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2004 was $2,682,594.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, and in the Trust’s Form 10-K, including under the section “Business—Principal Trust Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Below is a summary of Royalty income received on the Trust properties for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross proceeds @ 90%	$143,300	$299,883	$384,241	$430,129
Operating expenditures @ 90%	(33,189)	(169,185)	(121,411)	(398,094)
Capital expenditures @ 90%	—	(2,359)	—	(10,409)
Net proceeds (deficit)	110,111	128,339	262,830	21,626
Increase (decrease) in deficit due PNR	(110,111)	(128,339)	(262,830)	(21,626)
Net proceeds after deficit recovery	—	—	—	—
Royalty Income (99.99%)	$—	$—	$—	$—
Accumulated deficit due PNR (as of end of period)	$(433,908)	$(803,992)	$(433,908)	$(803,992)

Below is a summary of distributable income for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Royalty Income	$—	$—	$—	$—
Interest income	986	2,727	2,624	5,825
General and administrative expenses	(986)	(2,727)	(2,624)	(4,825)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Recoupment of reserve for Trust expenses	$(1,423,433)	$(1,203,937)	$(1,423,433)	$(1,203,937)

The Trust had no distributable income for the three and six months ended June 30, 2004 and 2003. Since December 2001, the Trust has been in a deficit position to PNR as a result of significant decline in production on properties in which the Trust has a royalty interest. The Trust continues to be in a deficit position as a result of lower production on all properties due to these properties nearing the end of their productive lives. See “—Operational Review” below.

Operational Review

PNR has advised the Trust that during the second quarter of 2004 its offshore gas production was marketed under short-term contracts at spot market prices primarily to Occidental Petroleum Corp. and Total S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2004 were generally higher than spot market prices in the second quarter of 2003.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross proceeds @ 90% .	$8,928	$100,754	$99,452	$206,602
Operating expenditures @ 90%	(32,444)	(113,600)	(122,044)	(222,634)
Capital expenditures @ 90%	—	(385)		2,482
Net proceeds (deficit)	$(23,516)	$(13,231)	$(22,592)	$(13,550)
Producing wells	1	2	1	2

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of June 30, 2004, these two blocks had one well producing, the Brazos A-7 No. B-1 well. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR farmed out the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 which has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which is subsequent to the expected termination of the Trust.

West Delta 61 and 62

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross proceeds @ 90%	$134,372	$199,129	$284,789	$223,527
Operating expenditures @ 90%	(745)	(55,585)	633	(175,460)
Capital expenditures @ 90%	—	(1,974)	—	(12,891)
Net proceeds (deficit)	$133,627	$141,570	$285,422	$35,176
Producing wells	3	3	3	3

The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production in the second quarter of 2004 as compared to the same period in 2003 due to natural production decline. The producing wells are operated by Stone. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone recently completed drilling an exploratory well that was placed on production early in the third quarter of 2004. Even with this discovery, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

Capital Expenditures

PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2003	$2,800,643
Abandonment cost incurred (WD 61 and 62)	(118,049)
Balance, June 30, 2004	$2,682,594

The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership’s royalty interest (unaudited):

	Brazos A-7 and A-39	West Delta 61 and 62	Total
Three Months Ended June 30, 2004:
Ninety percent of gross proceeds	$8,928	$134,372	$143,300
Less ninety percent of—
Operating expenditures	(32,444)	(745)	(33,189)
Capital costs recovered	—	—	—
Net proceeds (deficit)	$(23,516)	$133,627	$110,111
Trust share of net proceeds (99.99%)			$110,100
Recoupment of deficit			(110,100)
Royalty income			—
Trust Deficit			$433,908
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	22	2,437	2,459
Average sales price per Bbl	$30.36	$32.52	$32.50
Natural gas (Mcf)	492	10,159	10,651
Average sales price per Mcf	$5.08	$5.42	$5.95
Producing wells	1	3	4
Three Months Ended June 30, 2003:
Ninety percent of gross proceeds	$100,754	$199,129	$299,883
Less ninety percent of—
Operating expenditures	(113,600)	(55,585)	(169,185)
Capital costs recovered	(385)	(1,974)	(2,359)
Net proceeds (deficit)	$(13,231)	$141,570	$128,339
Trust share of net proceeds (99.99%)			$128,326
Increase in deficit			(128,326)
Royalty income			—
Trust Deficit			$803,992
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	48	2,057	2,105
Average sales price per Bbl	$29.15	$23.74	$23.86
Natural gas (Mcf)	27,243	21,984	49,227
Average sales price per Mcf	$3.65	$6.83	$5.07
Producing wells	2	3	5

The amounts shown are for Mesa Offshore Royalty Partnership. Producing wells indicate the number of wells capable of production as of the end of the period. The amounts for the three months ended June 30, 2004 and 2003 represent actual production for the periods February 2004 through April 2004 and February 2003 through April 2003, respectively. Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2004 was $2,682,594. The Trust deficit balance due PNR of $433,908 as of June 30, 2004 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. As of June 30, 2004, $1,423,433 will be recouped by the Trustee from Royalty income before Trust distributions will resume.

	Brazos A-7 and A-39	West Delta 61 and 62	Total
Six Months Ended June 30, 2004:
Ninety percent of gross proceeds	$99,452	$284,789	$384,241
Less ninety percent of—
Operating expenditures	(122,044)	633	(121,411)
Capital costs recovered	—	—	—
Net proceeds (deficit)	$(22,592)	$285,422	$262,830
Trust share of net proceeds (99.99%)			$262,804
Recoupment of deficit			(262,804)
Royalty income			—
Trust Deficit			$433,908
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	22	5,944	5,966
Average sales price per Bbl	$34.69	$29.80	$29.81
Natural gas (Mcf)	18,787	21,611	40,398
Average sales price per Mcf	$5.26	$4.98	$5.11
Producing wells	1	3	4
Six Months Ended June 30, 2003:
Ninety percent of gross proceeds	$206,602	$223,527	$430,129
Less ninety percent of—
Operating expenditures	(222,634)	(175,460)	(398,094)
Capital costs recovered	2,482	(12,891)	(10,409)
Net proceeds (deficit)	$(13,550)	$35,176	$21,626
Trust share of net proceeds (99.99%)			$21,624
Increase in deficit			(21,624)
Royalty income			—
Trust Deficit			$803,992
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	123	2,660	2,783
Average sales price per Bbl	$26.83	$24.86	$24.95
Natural gas (Mcf)	53,084	23,721	76,805
Average sales price per Mcf	$3.83	$6.63	$4.70
Producing wells	2	3	5

The amounts shown are for Mesa Offshore Royalty Partnership. Producing wells indicate the number of wells capable of production as of the end of the period. The amounts for the six months ended June 30, 2004 and 2003 represent actual production for the periods November 2003 through April 2004 and November 2002 through April 2003, respectively. Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2004 was $2,682,594. The Trust deficit balance due PNR of $433,908 as of June 30, 2004 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. As of June 30, 2004, $1,423,433 will be recouped by the Trustee from Royalty income before trust distributions will resume.

Production and Price Review

Production volumes for natural gas decreased to 10,651 Mcf in the second quarter of 2004 as compared with 49,227 Mcf in the second quarter of 2003. The average sales price received for natural gas in the second quarter of 2004 was $5.95 per Mcf as compared with $5.07 per Mcf in the second quarter of 2003. Crude oil, condensate and natural gas liquids production volumes increased to 2,459 barrels in the second quarter of 2004 as compared to 2,105 barrels in the second quarter of 2003. The average sales price in the second quarter of 2004 for crude oil, condensate and natural gas liquids was $32.50 per barrel as compared with $23.86 per barrel in the second quarter of 2003.

Production volumes for natural gas decreased to 40,398 Mcf for the six months ended June 30,  2004 as compared with 76,805 Mcf for the six months ended June 30, 2003. The average sales price received for natural gas for the six months ended June 30, 2004 was $5.11 per Mcf as compared with $4.70 per Mcf for the six months ended June 30, 2003. Crude oil, condensate and natural gas liquids production volumes increased to 5,966 barrels for the six months ended June 30, 2004 as compared to 2,783 barrels for the six months ended June 30, 2003. The average sales price for the six months ended June 30, 2004 for crude oil, condensate and natural gas liquids was $29.81 per barrel as compared with $24.95 per barrel for the six months ended June 30, 2003.

Termination of the Trust

The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trust will terminate upon the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the “Termination Threshold”) or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust’s 2003 Annual Report on Form 10-K. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust’s 2003 Annual Report on Form 10-K and is available upon request from the Trustee.

The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit existing at December 31, 2003. In addition, the reserve report estimates that future royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income and 2004 operational updates received from PNR, the Trustee expects that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that the Trust will be required to terminate under the provisions of the Trust Indenture effective December 31, 2004.

PNR advised the Trust that it farmed out the Trust’s interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 which has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which is subsequent to the expected termination of the Trust. In addition, PNR advised the Trust that Stone recently completed an exploratory well that was placed on production early in the third quarter 2004. Even with this discovery, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Threshold Amount before the Trust terminates under the Indenture.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Pioneer, as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

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

•                    Under the terms of the Trust Agreement, the Trustee is entitled to rely on certain experts in good faith. While the Trustee has no reason to believe its reliance upon experts is unreasonable, its reliance on experts and limited access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Indenture and those required under applicable law.

Changes in Internal Control Over Financial Reporting.   There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

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

(b)         Reports on Form 8-K

Current reports on Form 8-K were filed with the Securities and Exchange Commission on April 20, 2004, May 21, 2004 and June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mesa Offshore Trust
By:	/s/ JPMorgan Chase Bank, Trustee
By:	/s/ Mike Ulrich
Mike Ulrich Vice President & Trust Officer

Date: August 11, 2004

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.