Form 10-Q
period 2004-09-30
MESA OFFSHORE TRUST
filed 2004-11-15
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 14, 2004— 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Royalty income	$—	$—	$—	$—
Interest income	1,039	1,741	3,663	7,566
General and administrative expense	(1,039)	(1,741)	(3,663)	(7,566)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and short-term investments	$478,670	$938,827
Interest receivable	330	1,603
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,893,873)	(380,893,873)
Total assets	$490,127	$951,557
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$479,000	$940,430
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	11,127	11,127
Total liabilities and trust corpus	$490,127	$951,557

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

 As a result of the Trust properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002 and 2003 fell below the Termination Threshold prescribed by the Trust Indenture. In addition, there is an accumulated deficit due PNR as of September 30, 2004 of $331,267 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income.

The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit existing at December 31, 2003. In addition, the reserve report estimates that future Royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income and 2004 operational updates received from PNR, the Trustee continues to expect that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that effective after December 31, 2004, the Trust Indenture will require the Trustee to sell the Trust’s interest in the Partnership, or cause the Partnership to sell the assets of the Partnership, and thereby terminate the Trust.

Assuming the Termination Threshold is not met as of December 31, 2004, the Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee may sell the properties at public auction to the highest cash bidder, but it may also conduct any other sale process that it deems in the best interest of the Unitholders. The Trustee currently intends to commence a sale process promptly in early 2005 assuming commodity and financial market conditions remain favorable for the timing of a sale. The Trustee has engaged an independent party to commence a joint venture audit and has made requests for other relevant information in anticipation of this sale process and the termination of the Trust.

PNR advised the Trust that it farmed out the Trust’s interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 and has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until 2005, which may occur after the termination of the Trust. In addition, PNR advised the Trust that Stone Energy Corporation (“Stone”) recently completed an exploratory well on West Delta 61 that was placed on production early in the third quarter of 2004. Even with this well coming on-line in 2004, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Termination Threshold.

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

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and nine months ending September 30, 2004, proceeds from oil and gas sales exceeded operating and capital costs incurred; however, no Royalty income was reported as the net proceeds were used to reduce the accumulated deficit. For the three months ended September 30, 2004, the deficit was reduced by $102,641. There remains an accumulated deficit balance due PNR as of September 30, 2004 of $331,267 that will be deducted from any future gross proceeds on the Royalty Properties, which deduction will reduce future Royalty income. In addition, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the

Trustee has established for anticipated future expenses. As of September 30, 2004, the Reserve for Trust expenses is $479,000. As of September 30, 2004 the Trustee would expect to withhold up to $1,521,000 from future Royalty income before Trust distributions will resume.

Since the inception of the Trust, PNR has withheld from royalty income amounts for the future abandonment of the Royalty properties. The unexpended amount withheld by PNR for future abandonment costs at September 30, 2004 was $2,679,372. Under the terms of the Royalty conveyance, the amounts withheld by PNR for future abandonment costs are not escrowed and do not accrue interest for the benefit of the Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, and in the Trust’s Form 10-K for the year ended December 31, 2003, including under the section “Business—Principal Trust Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Below is a summary of Royalty income received on the Trust properties for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross proceeds @ 90%	$129,251	$289,855	$513,492	$719,983
Operating expenditures @ 90%	(26,599)	(289,855)	(148,010)	(719,983)
Capital expenditures @ 90%	—	—)	—	—
Net proceeds (deficit)	102,652	—	365,482	—
Increase (decrease) in deficit due PNR	(102,641)	(—)	(365,445)	(—)
Net proceeds after deficit recovery	—	—	—	—
Royalty Income (99.99%)	$—	$—	$—	$—
Accumulated deficit due PNR (as of end of period)	$(331,267)	$(615,553)	$(331,267)	$(615,553)

Below is a summary of distributable income for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Royalty income	$—	$—	$—	$—
Interest income	1,039	1,741	3,663	7,566
General and administrative expenses	(1,039)	(1,741)	(3,663)	(7,566)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Recoupment of reserve for Trust expenses	$102,641	$—	$365,445	$—

The Trust had no distributable income for the three and nine months ended September 30, 2004 and 2003. Since December 2001, the Trust has been in a deficit position to PNR as a result of significant decline in production on properties in which the Trust has a Royalty interest. The Trust continues to be in a deficit position as a result of lower production on all properties due to these properties nearing the end of their productive lives. See “—Operational Review” below.

Operational Review

PNR has advised the Trust that during the third quarter of 2004 its offshore gas production was marketed under short-term contracts at spot market prices primarily to Total S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2004 were generally higher than spot market prices in the third quarter of 2003.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross proceeds @ 90%	$32,713	$75,128	$132,165	$281,730
Operating expenditures @ 90%	(23,970)	(75,128)	(146,014)	(281,730)
Capital expenditures @ 90%	—	—		—
Net proceeds (deficit)	$8,743	$—	$(13,849)	$—
Producing wells	1	2	1	2

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of September 30, 2004, these two blocks had one well producing, the Brazos A-7 No. B-1 well. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR farmed out the Trust’s interest in both of these blocks so that two exploration prospects could be drilled with the Trust retaining an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 and has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until 2005, which may occur after the termination of the Trust. The plugging and abandonment of the PNR operated wells in the Brazos A-7 and Brazos A-39 blocks, with the exception of the recently drilled exploration well on the Brazos A-39 prospect, will begin in the fourth quarter of 2004 and the PNR operated Brazos A-7 and Brazos A-39 platforms will be removed in 2005.

West Delta 61 and 62

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross proceeds @ 90%	$96,538	$214,727	$381,327	$438,253
Operating expenditures @ 90%	(2,629)	(214,727)	(1,996)	(438,253)
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$93,909	$—	$379,331	$
Producing wells	4	3	4	3

The West Delta 61 and 62 blocks experienced a decrease in oil and natural gas production in the third quarter of 2004 as compared to the same period in 2003 due to natural production decline. The producing wells are operated by Stone. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned at the end of 2002 with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest. Stone recently completed drilling an exploratory well that was placed on production early in the third quarter of 2004. Even with this well coming on-line in 2004, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Termination Threshold.

Capital Expenditures

PNR does not anticipate making any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks that PNR believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs that PNR has withheld from the Trust. Under the terms of the Royalty conveyance, these amounts withheld are not escrowed and do not accrue interest for the benefit of the Trust.

Balance, December 31, 2003	$2,800,643
Abandonment cost incurred (WD 61 and 62)	(121,271)
Balance, September 30, 2004	$2,679,372

The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership’s royalty interest (unaudited):

	Brazos A-7 and A-39	West Delta 61 and 62	Total
Three Months Ended September 30, 2004:
Ninety percent of gross proceeds	$32,713	$96,538	$129,251
Less ninety percent of—
Operating expenditures	(23,970)	(2,629)	(26,599)
Capital costs recovered	—	—	—
Net proceeds	$8,743	$93,909	$102,652
Trust share of net proceeds (99.99%)			$102,641
Recoupment of deficit			(102,641)
Royalty income			—
Trust Deficit			$331,267
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	6	1,565	1,571
Average sales price per Bbl	$37.33	$35.83	$35.84
Natural gas (Mcf)	5,280	7,552	12,832
Average sales price per Mcf	$6.16	$5.35	$5.68
Producing wells	1	4	5
Three Months Ended September 30, 2003:
Ninety percent of gross proceeds	$75,128	$214,727	$289,855
Less ninety percent of—
Operating expenditures	(75,128)	(214,727)	(289,855)
Capital costs recovered	—	—	—
Net proceeds (deficit)	$—	$—	$—
Trust share of net proceeds (99.99%)			$
Increase in deficit			—
Royalty income			—
Trust Deficit			(615,553)
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	183	2,526	2,709
Average sales price per Bbl	$27.69	$28.99	$28.90
Natural gas (Mcf)	13,773	20,102	33,875
Average sales price per Mcf	$5.09	$7.04	$6.25
Producing wells	2	3	5

The amounts shown are for Mesa Offshore Royalty Partnership. Producing wells indicate the number of wells capable of production as of the end of the period. The amounts for the three months ended September 30, 2004 and 2003 represent actual production for the periods May 2004 through July 2004 and May 2003 through July 2003, respectively. Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds. The unexpended amount withheld by PNR for future abandonment costs at

September 30, 2004 was $2,679,372. The Trust deficit balance due PNR of $331,267 as of September 30, 2004 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. As of September 30, 2004, the Trustee would expect to withhold up to $1,521,000 from Royalty income before Trust distributions will resume.

	Brazos A-7 and A-39	West Delta 61 and 62	Total
Nine Months Ended September 30, 2004:
Ninety percent of gross proceeds	$132,165	$381,327	$513,492
Less ninety percent of—
Operating expenditures	(146,014)	(1,996)	(148,010)
Capital costs recovered	—	—	—
Net proceeds (deficit)	$(13,849)	$379,331	$365,482
Trust share of net proceeds (99.99%)			$365,445
Recoupment of deficit			(365,445)
Royalty income			—
Trust Deficit			$331,267
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	24	7,514	7,538
Average sales price per Bbl	$35.30	$31.05	$31.07
Natural gas (Mcf)	24,067	29,163	53,230
Average sales price per Mcf	$5.46	$5.07	$5.25
Producing wells	1	4	5
Nine Months Ended September 30, 2003:
Ninety percent of gross proceeds	$281,730	$438,253	$719,983
Less ninety percent of—
Operating expenditures	(281,730)	(438,253)	(719,983)
Capital costs recovered	—	—	—
Net proceeds (deficit)	$—	$—	$—
Trust share of net proceeds (99.99%)			$—
Increase in deficit			—
Royalty income			—
Trust Deficit			$(615,553)
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	306	5,186	5,492
Average sales price per Bbl	$27.37	$26.87	$26.90
Natural gas (Mcf)	66,857	48,823	110,680
Average sales price per Mcf	$4.09	$6.82	$5.17
Producing wells	2	3	5

The amounts shown are for Mesa Offshore Royalty Partnership. Producing wells indicate the number of wells capable of production as of the end of the period. The amounts for the nine months ended September 30, 2004 and 2003 represent actual production for the periods November 2003 through July 2004 and November 2002 through July 2003, respectively. Capital costs recovered represent capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds. The unexpended amount withheld by PNR for future abandonment costs at September 30, 2004 was $2,679,372. The Trust deficit balance due PNR of $331,267 as of September 30, 2004 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. As of September 30, 2004, the Trustee would expect to withhold up to $1,521,000 from Royalty income before trust distributions will resume.

Production and Price Review

Production volumes for natural gas decreased to 12,832 Mcf in the third quarter of 2004 as compared with 33,875 Mcf in the third quarter of 2003. The average sales price received for natural gas in the third quarter of 2004 was $5.68 per Mcf as compared with $6.25 per Mcf in the third quarter of 2003. Crude oil, condensate and natural gas liquids production volumes decreased to 1,571 barrels in the third quarter of 2004 as compared to 2,709 barrels in the third quarter of 2003. The average sales price in the third quarter of 2004 for crude oil, condensate and natural gas liquids was $35.84 per barrel as compared with $28.90 per barrel in the third quarter of 2003.

Production volumes for natural gas decreased to 53,230 Mcf for the nine months ended September 30, 2004 as compared with 110,680 Mcf for the nine months ended September 30, 2003. The average sales price received for natural gas for the nine months ended September 30, 2004 was $5.25 per Mcf as compared with $5.17 per Mcf for the nine months ended September 30, 2003. Crude oil, condensate and natural gas liquids production volumes increased to 7,538 barrels for the nine months ended September 30, 2004 as compared to 5,492 barrels for the nine months ended September 30, 2003. The average sales price for the nine months ended September 30, 2004 for crude oil, condensate and natural gas liquids was $31.07 per barrel as compared with $26.90 per barrel for the nine months ended  September 30, 2003.

Termination of the Trust

The terms of the Mesa Offshore Trust Indenture provide, among other things, that the Trustee must sell of the Trust’s interest in the Partnership, or cause the Partnership to sell all of its assets, and thereby to terminate the Trust, after the first to occur of the following events: (1) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the “Termination Threshold”) or (2) a vote by holders of a majority of the outstanding units in favor of termination. Because the Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. For information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Trust based on information provided by PNR, see the Trust’s 2003 Annual Report on Form 10-K and the description below. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied. The discussion set forth above is qualified in its entirety by reference to the Trust Indenture itself, which is an exhibit to the Trust’s 2003 Annual Report on Form 10-K and is available upon request from the Trustee.

The December 31, 2003 reserve report prepared for the Partnership indicates that Royalty income expected to be received by the Trust in 2004 will be below the Termination Threshold. The Termination Threshold for 2003 was approximately $1.2 million. The reserve report estimates that future Royalty income to the Trust will be zero for 2004 as estimated net proceeds from the Trust properties during 2004 will not be sufficient to recoup the accumulated deficit existing at December 31, 2003. In addition, the reserve report estimates that future royalty income to the Trust after 2004 will be approximately $2.2 million (net of the recoupment of the Trust deficit). Future Royalty income in the reserve report was calculated using oil and natural gas spot prices in effect at December 31, 2003 of $31.42 per barrel and $5.97 per Mcf, respectively. Based on the current estimates of future Royalty income and 2004 operational updates received from PNR, the Trustee continues to expect that Royalty income received by the Trust will fall below the Termination Threshold in 2004. Accordingly, the Trustee anticipates that effective after December 31, 2004, the Trust Indenture will require the Trustee to sell the Trust’s interest in the Partnership, or cause the Partnership to sell the assets of the Partnership, and thereby terminate the Trust.

Assuming the Termination Threshold is not met as of December 31, 2004, the Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee may sell the properties at public auction to the highest cash bidder, but it may also conduct any other sale process that it deems in the best interest of the Unitholders. The Trustee currently intends to commence a sale process promptly in early 2005 assuming commodity and financial market conditions remain favorable for the timing of a sale. The Trustee has engaged an independent party to commence a joint venture audit and has made requests for other relevant information in anticipation of this sale process and the termination of the Trust.

PNR advised the Trust that it farmed out the Trust’s interest in Brazos A-7 and A-39 so that two exploratory prospects could be drilled during 2003 with the Trust retaining an overriding royalty interest. The first exploration prospect was drilled on Brazos A-7 during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. The second exploration prospect was drilled on Brazos A-39 which has been announced as a discovery. PNR has approved a plan to set minimal facilities, complete the well and perform a production test prior to determining whether or not to develop the project as a subsea tie-back into an existing platform. Equipment has been ordered and the production test should take place in late 2004. If the discovery is deemed to be commercially viable, first sales will not take place until early 2005, which may occur after the termination of the Trust. In addition, PNR advised the Trust that Stone recently completed an exploratory well on West Delta 61 that was placed on production early in the third quarter of 2004. Even with this well coming on-line, it is currently expected that any Royalty income generated from this prospect will not be received in time to eliminate the deficit balance and increase Royalty income above the Termination Threshold Amount.

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

Changes in Internal Control Over Financial Reporting.   There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

PART II—OTHER INFORMATION

Item 6. Exhibits

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
By:
Mike Ulrich Vice President & Trust Officer

Date: November 14, 2004

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.