Form 10-Q
period 2005-06-30
MESA OFFSHORE TRUST
filed 2005-08-16
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas (State of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 700 Lavaca Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

As of August 15, 2005—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Royalty income	$505,409	$—	$678,869	$—
Interest income	1,151	986	1,947	2,624
General and administrative expense	(506,560)	(986)	(680,816)	(2,624)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and short-term investments	$643,975	$376,599
Interest receivable	517	250
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,899,776)	(380,893,873)
Total assets	$649,716	$387,976
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$644,492	$376,849
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	5,224	11,127
Total liabilities and trust corpus	$649,716	$387,976

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$9,619	$11,127	$11,127	$11,127
Distributable income	—	—	—	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	(4,395)	—	(5,903)	—
Trust corpus, end of period	$5,224	$11,127	$5,224	$11,127

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

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

Status of the Trust

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the “Termination Threshold”). As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture, resulting in the contractual termination of the Trust effective after December 31, 2004. During 2005, the Trustee of the Trust, JPMorgan Chase Bank, N.A. (“Trustee”) has taken steps to begin the process of liquidating the Trust. See “—Timing of Liquidation” below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

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

Since the filing of the original petition, the Trustee has met with MHLP to ascertain the factual basis for its claims, and with both Pioneer and MHLP in connection with preliminary discovery. A review of information by the Trustee and MHLP remains in progress. The Trustee also engaged DeGolyer and MacNaughton (D&M), an independent reserve engineer, to review certain of the Trust properties, including the Brazos A-39 reserves that are the subject of this litigation,and the Trust’s interest in these reserves. The Trustee has made this reserve report letter public by furnishing it in a filing on Form 8-K on August 15, 2005, and the Trustee will make the full detail of the underlying data available for use in connection with the sale of the Trust properties as part of the Trust termination.

Timing of Liquidation

In connection with this litigation, the Trustee has agreed that it will give MHLP at least 60 days notice prior to the sale of any Trust properties in connection with the termination of the Trust. As of the date of this filing, based on the information currently provided by Pioneer and the preliminary state of the proceeding, the Trustee has not made any definitive conclusions as to the validity of the claims asserted by MHLP. However, the review of reserves by the independent reserve engineer has not shown the existence of significant reserves not previously included in the reserve report prepared by Pioneer in quantities originally alleged in the plaintiff’s petition. The Trustee will continue the joint venture audit of the Trust properties by an independent auditor that had already begun its inquiry in the ordinary course as part of the termination of the Trust, and the Trustee will continue to review MHLP’s claims.

As discussed above, the Trustee engaged an independent joint venture auditor during October 2004 to review the periods from 2003 through 2004. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. This audit remains ongoing and is currently expected to be completed in the latter half of 2005.

After sale of all of the Trust’s net overriding royalty interests in oil and gas properties and settlement of its liabilities, the Trust’s assets will consist solely of cash, which it will distribute to its unitholders.

Note 3—Basis of Presentation

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2004 Annual Report on Form 10-K.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the six months ended June 30, 2005, royalty income in excess of general and administrative expenses was applied solely to the Reserve for Trust Expenses; accordingly, no Trust distribution to the unit holders was made.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of December 31, 2004, there was an accumulated deficit balance due PNR of $59,035. During January 2005, the accumulated deficit balance due the working interest owner was recouped and Royalty income was paid to the Trust during the first and second quarter of 2005. No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of June 30, 2005, $1,355,508 will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2005 was $1,495,897.

Assets and Liabilities in process of liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

June 30, 2005
ASSETS
Cash and short term investments	$643,975
Interest receivable	517
Net overriding royalty interest in oil and gas properties	2,798,843
Total assets	$3,443,335
LIABILITIES
Reserve for Trust expenses	$644,492
Total liabilities	644,492
Net assets in process of liquidation	$2,798,843

The net overriding royalty interest in oil and gas properties at June 30, 2005 reflect the Trustee’s estimate of value, (in the absence of third-party appraisals or evaluations) based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of June 30, 2005. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of oil and gas reserve volumes at June 30, 2005, which were derived from the March 31, 2005 reserve report prepared by DeGolyer and MacNaugton (D&M), and updated for second quarter actual production. Neither the Trustee nor the working interest owners have prepared a reserve report as of June 30, 2005, and therefore any revisions in oil and gas reserves during the second quarter 2005 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The Trust’s estimated share of oil and gas reserve volumes at June 30, 2005 includes reserves related to the Midway Prospect.(1)

•       Forward strip commodity prices on June 30, 2005 for the life of the reserves

•       Exclusion of estimated future abandonment costs(2)

•       Discount rate of 10%

The actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors which may be applied by the buyers.

For all other assets presented in the above table, the Trustee believes that historical cost approximates fair market value due to the short-term nature of such assets. The Trustee will continue to reserve funds to recoup its previously established reserves to pay Trust expenses, which will primarily consist of expenses incurred by the Trustee to liquidate the Trust’s assets. Any funds remaining after all expenses have been paid will be distributed to the Unitholders.

(1)   As a result of the litigation described above, the Trust has been unable to obtain necessary information from the working interest owner regarding such owner’s own current estimate of the fair value of the proved reserves on the Midway Prospect. The Trustee engaged D&M, an independent reserve engineer, to review all oil and gas reserves pertaining to the Royalty, including the Midway Prospect reserves and the Trust’s interest in these reserves as of March 31, 2005.

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

Below is a summary of Royalty income received on the Trust properties for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross proceeds @ 90%	$523,325	$143,300	$795,623	$384,241
Operating expenditures @ 90%	(17,866)	(33,189)	(57,645)	(121,411)
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	505,459	110,111	737,978	262,830
Increase (decrease) in deficit	—	(110,111)	(59,041)	(262,830)
Net proceeds after deficit recovery	505,459	—	678,937	—
Royalty Income (99.99%)	$505,409	$—	$678,869	$—

Below is a summary of distributable income for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Royalty Income	$505,409	$—	$678,869	$—
Interest income	1,151	986	1,947	2,624
General and administrative expenses	(506,560)	(986)	(680,816)	(2,624)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accummulated deficit due PNR (as of end of period)	$—	$(433,908)	$—	$(433,908)

During the second quarters of 2005 and 2004, the Trust had no distributable income. Although the Trust repaid the accumulated deficit balance of $59,035 owed PNR, the Royalty income of $505,409 was used first to pay the Trust’s second quarter 2005 general and administrative expenses of $270,004, and the remaining Royalty income of $136,556 was applied to the Reserve for Trust expenses. As a result, there was no distributable income in the second quarter 2005.

Operational Review

PNR has advised the Trust that during the second quarter of 2005 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2005 were generally higher than spot market prices in the second quarter of 2004.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross proceeds @ 90%	$58,743	$8,928	$94,824	$99,452
Operating expenditures @ 90%	(15,787)	(32,444)	(44,225)	(122,044)
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$42,956	$(23,516)	$50,599	$(22,592)
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	8	22	24	22
Average sales price per Bbl	$42.47	$30.36	$44.34	$34.69
Natural gas (Mcf)	9,455	492	16,523	18,787
Average sales price per Mcf	$6.18	$5.08	$5.67	$5.26
Producing wells	1	1	1	1

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of June 30, 2005, these two blocks had one well producing, the Brazos A-7 No. B-1 well. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR entered into farmout agreements for the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. PNR is currently in the process of removing the Brazos A-7 platform and expects to remove the Brazos A-39 platform immediately thereafter.

The second exploration prospect was drilled on Brazos A-39, which PNR has announced as a discovery. A production test was completed during the first quarter of 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon produced at 10 million cubic feet of gas per day during a seventeen hour flow test. There is no assurance that these flow rates will continue, as offshore oil and gas properties often experience stronger initial flow rates and more rapid declines than onshore properties. PNR expects to tie-back this prospect into an existing platform, operated by a third party, with first production expected to commence by the third quarter of 2005. Under the terms of a Farmout Agreement between PNR and Woodside Energy (USA) Inc., PNR farmed out to Woodside the undivided one-half interest previously burdened by the Trust’s net profits interest, but expressly providing that the farmed out interest would not be subject to the Trust’s net profits interest. PNR reserved a 10% overriding royalty interest, proportionately reduced to the interest conveyed, which interest, upon Woodside’s recoupment of specified costs and expenses, would increase to 12.5%, proportionately reduced to the interest conveyed. The Trust’s net profits interest burdens the overriding royalty interest reserved by PNR. PNR has informed the Trustee that it believes this process is consistent with the terms of the original conveyance and with the handling of other farmout transactions involving lands burdened by the Trust’s net profits interest.

PNR continues to own the undivided one-half interest not burdened by the Trust’s net profits interest and will participate in and operate the well as owner of that undivided one-half interest (subject to an agreement with Woodside to grant Woodside such interest in PNR’s remaining undivided one-half interest to equalize those parties participation in the well).

PNR has noted to the Trustee that the Farmout Agreement enabled the drilling costs of these prospects to be carried on the Trust’s interest in part by Woodside. PNR further noted that the Trust’s net profits interest would not have entitled the Trust to payment until drilling costs and applicable interest were recovered, whereas the overriding royalty interest retained under the Farmout Agreement entitles the Trust to payments prior to the recoupment of expenses incurred by Woodside and PNR. As noted above, the first prospect on Brazos A-7 was determined to be a dry hole. Under the Farmout Agreement and related agreements, those drilling and abandonment costs have been born entirely by PNR and Woodside and are not subject to recoupment from any proceeds otherwise payable to the Trust. Similarly, the Trust’s current interest in the “Midway” prospect on Brazos A-39 will be entitled to payment prior to PNR’s and Woodside’s recovery of expenses for drilling, completion, sub-sea tie backs and other costs.

The Brazos A-7 and A-39 blocks also experienced a significant decrease in operating expenditures due to the Brazos A-39 No. A-3 well no longer producing.

West Delta 61 and 62

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross proceeds @ 90%	$464,582	$134,372	$700,799	$284,789
Operating expenditures @ 90%	(2,079)	(745)	(13,420)	633
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$462,503	$133,627	$687,379	$285,422
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	2,974	2,437	5,332	5,944
Average sales price per Bbl	$46.74	$32.52	$44.49	$29.80
Natural gas (Mcf)	47,667	10,159	71,024	21,611
Average sales price per Mcf	$6.83	$5.42	$6.53	$4.98
Producing wells	4	3	4	3

The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in the first six months of 2005 as compared to the same period in 2004 due to production from new wells that came online in the third quarter of 2004. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest.

Capital Expenditures

PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2004	$2,676,149
Abandonment cost incurred	(1,180,252)
Balance, June 30, 2005	$1,495,897

Abandonment costs incurred include costs related to the plugging and abandonment of the Brazos Block A-7 Platform A and the Brazos Block A-39 wells numbered A1A, A-2 and A-3A.

The following tables provide a summary of the calculations of the net proceeds attributable to the Partnership’s royalty interest:

	2005 Total	2004 Total
Three Months Ended June 30, 2005 and 2004:
Ninety percent of gross proceeds	$523,325	$143,300
Less ninety percent of—
Operating expenditures	(17,866)	(33,189)
Capital costs recovered	—	—
Net proceeds (deficit)	$505,459	$110,111
Trust share of net proceeds (99.99%)	$505,409	$110,100
Recoupment/increase of deficit	—	(110,100)
Royalty income	505,409	—
Trust Deficit	$—	$433,908
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	2,982	2,459
Average sales price per Bbl	$46.73	$32.50
Natural gas (Mcf)	57,122	10,651
Average sales price per Mcf	$6.72	$5.95
Producing wells	5	4
Six Months Ended June 30, 2005 and 2004:
Ninety percent of gross proceeds	$795,623	$384,241
Less ninety percent of—
Operating expenditures	(57,645)	(121,411)
Capital costs recovered	—	—
Net proceeds (deficit)	$737,978	$262,830
Trust share of net proceeds (99.99%)	$737,904	$262,804
Recoupment/increase in deficit	(59,035)	(262,804)
Royalty income	678,869	—
Trust Deficit	$—	$433,908
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	5,356	5,966
Average sales price per Bbl	$44.49	$29.81
Natural gas (Mcf)	87,547	40,398
Average sales price per Mcf	$6.36	$5.11
Producing wells	5	4

The amounts shown are for Mesa Offshore Royalty Partnership. Producing wells indicate the number of wells capable of production as of the end of the period. The amounts for the three months ended June 30, 2005 and 2004 represent actual production for the periods February 2005 through April 2005 and February 2004 through April 2004, respectively. The amounts shown for the six months ended June 30, 2005 and 2004 represent actual production for the periods November 2004 through April 2005 and November 2003 through April 2004, respectively. Capital costs recovered represents capital costs incurred during the current or prior periods to the extent that such costs have been recovered by PNR from current period Gross Proceeds. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2004 was $1,495,897. The Trust deficit balance of $1,355,508 as of June 30, 2005 will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. This amount to be recouped has decreased from $1,594,059 at March 31, 2005 due to the generation of $236,556 of Royalty income in excess of general and administrative expenses of the Trust.

Production and Price Review

Production volumes for natural gas increased to 57,122 Mcf in the second quarter of 2005 as compared with 10,651 Mcf in the second quarter of 2004. The average sales price received for natural gas in the second quarter of 2005 was $6.72 per Mcf as compared with $5.95 per Mcf in the second quarter of 2004. Crude oil, condensate and natural gas liquids production volumes increased to 2,982 barrels in the second quarter of 2005 as compared to 2,459 barrels in the second quarter of 2004. The average sales price in the second quarter of 2005 for crude oil, condensate and natural gas liquids was $46.73 per barrel as compared with $32.50 per barrel in the second quarter of 2004.

Production volumes for natural gas increased to 87,547 Mcf for the six months ended June 30, 2005 as compared with 40,398 Mcf for the six months ended June 30, 2004. The average sales price received for natural gas for the six months ended June 30, 2005 was $6.36 per Mcf as compared with $5.11 per Mcf for the six months ended June 30, 2004. Crude oil, condensate and natural gas liquids production volumes decreased to 5,356 barrels for the six months ended June 30, 2005 as compared to 5,966 barrels for the six months ended June 30, 2004. The average sales price for the six months ended June 30, 2005 for crude oil, condensate and natural gas liquids was $44.49 per barrel as compared with $29.81 per barrel for the six months ended June 30, 2004.

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

Since the filing of the original petition, the Trustee has met with MHLP to ascertain the factual basis for its claims, and with both Pioneer and MHLP in connection with preliminary discovery. A review of information by the Trustee and MHLP remains in progress. The Trustee also engaged DeGolyer & MacNaughton (D&M), an independent reserve engineer, to review certain of the Trust’s properties, including the Brazos A-39 reserves that are the subject of this litigation and the Trust’s interest in these reserves. The Trustee has made this reserve report letter public for furnishing it in a filing on Form 8-K on August 15, 2005, and the Trustee will make the full detail of the underlying data available for use in connection with the sale of the Trust properties as part of the Trust termination.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures of the Trust are effective.

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1 “Business—Principal Risk Factors—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K for the year ended December 31, 2004 for a description of certain risks relating to these arrangements and reliance.

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

MESA OFFSHORE TRUST
By:	/s/ JPMORGAN CHASE BANK, N.A., Trustee
By:
Mike Ulrich Vice President & Trust Officer

Date: August 15, 2005

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.