Form 10-Q
period 2005-09-30
MESA OFFSHORE TRUST
filed 2005-11-14
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

As of November 14, 2005—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty income	$288,534	$—	$967,403	$—
Interest income	1,838	1,039	3,785	3,663
General and administrative expense	(290,372)	(1,039)	(971,188)	(3,663)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and short-term investments	$757,811	$376,599
Interest receivable	716	250
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,900,315)	(380,893,873)
Total assets	$763,212	$387,976
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$758,527	$376,849
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	4,685	11,127
Total liabilities and trust corpus	$763,212	$387,976

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Trust corpus, beginning of period	$5,224	$11,127	$11,127	$11,127
Distributable income	—	—	—	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	(539)	—	(6,442)	—
Trust corpus, end of period	$4,685	$11,127	$4,685	$11,127

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

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

Status of the Trust

Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively. PNR has notified the Trust that it had received preliminary assessments regarding damages from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The damages to these properties did not materially affect the third quarter 2005 Royalty income. However, Royalty income to the Trust is expected to be reduced significantly for a period of time as a result of the damages.

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

Since the filing of the original petition, the Trustee has met with MHLP to ascertain the factual basis for its claims, and with both Pioneer and MHLP in connection with preliminary discovery. A review of information by the Trustee and MHLP remains in progress. The Trustee also engaged DeGolyer and MacNaughton (D&M), an independent reserve engineer, to review certain of the Trust properties, including the Brazos A-39 reserves that are the subject of this litigation, and the Trust’s interest in these reserves. The Trustee has made this reserve report letter public by furnishing it in a filing on Form 8-K on August 15, 2005, and the Trustee will make the full detail of the underlying data available for use in connection with the sale of the Trust properties as part of the Trust termination.

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

As discussed above, the Trustee engaged an independent joint venture auditor during October 2004 to review the periods from 2003 through 2004. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. This audit remains ongoing and is currently expected to be completed in the fourth quarter of 2005.

Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the Trust properties as part of the Trust termination.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the nine months ended September 30, 2005, royalty income in excess of general and administrative expenses was applied solely to the Reserve for Trust Expenses; accordingly, no Trust distribution to the unit holders was made.

Net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of September 30, 2005 there is a deficit balance due PNR of $12, 307, which will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of September 30, 2005, $1,243,473 will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. The unexpended amount withheld by PNR for future abandonment costs at September 30, 2005 was $1,455,275.

Assets and Liabilities in process of liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value. The reserve for Trust expenses represents the amount the Trustee has withheld from distributable income as of September 30, 2005.  The Trustee will continue to reserve funds to recoup its previously established reserves to pay Trust expenses, which will primarily consist of expenses incurred by the Trustee to liquidate the Trust’s assets.  Any funds remaining after all expenses have been paid will be distributed to the Unitholders.

September 30, 2005
ASSETS
Cash and short term investments	$757,811
Interest receivable	716
Net overriding royalty interest in oil and gas properties	3,735,053
Total assets	$4,493,580
LIABILITIES
Reserve for Trust expenses	$758,527
Total liabilities	758,527
Net assets in process of liquidation	$3,735,053

The net overriding royalty interest in oil and gas properties at September 30, 2005 reflects the Trustee’s estimate of fair value, (in the absence of third-party appraisals or evaluations) based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of September 30, 2005. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of oil and gas reserve volumes at September 30, 2005, which were derived from the March 31, 2005 reserve report prepared by DeGolyer and MacNaugton (D&M), and updated for second and third quarter 2005 actual production. Neither the Trustee nor the working interest owners have prepared a reserve report as of September 30, 2005, and therefore any revisions in oil and gas reserves during the second and third quarters 2005 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The Trust’s estimated share of oil and gas reserve volumes at September 30, 2005 includes reserves related to the Midway Prospect.(1)

•       Forward strip commodity prices on September 30, 2005 for the life of the reserves

(1)          As a result of the litigation described above, the Trust had been unable to obtain necessary information from the working interest owner regarding such owner’s own current estimate of the fair value of the proved reserves on the Midway Prospect. The Trustee engaged D&M, an independent reserve engineer, to review all oil and gas reserves pertaining to the Royalty, including the Midway Prospect reserves and the Trust’s interest in these reserves as of March 31, 2005.

•       Exclusion of estimated future abandonment costs(2)

•       Discount rate of 10%

The actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors which may be applied by the buyers.

For all other assets presented in the above table, the Trustee believes that historical cost approximates fair value due to the short-term nature of such assets.

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

Below is a summary of Royalty income received on the Trust properties for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross proceeds @ 90%	$262,657	$129,251	$1,058,280	$513,492
Operating expenditures @ 90%	(34,400)	(26,599)	(92,045)	(148,010)
Capital expenditures @ 90%	60,306	—	60,306	—
Net proceeds (deficit)	288,563	102,652	1,026,541	365,482
Trust portion of net proceeds (99.99%)	288,534	102,641	1,026,438	365,445
Royalty Income	$288,534	$—	$967,403	$—

Below is a summary of distributable income for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Royalty Income	$288,534	$—	$967,403	$—
Interest income	1,838	1,039	3,785	3,663
General and administrative expenses	(290,372)	(1,039)	(971,188)	(3,663)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accummulated deficit due PNR (as of end of period)	$(12,307)	$(365,445)	$(12,307)	$(365,445)

During the third quarters of 2005 and 2004, the Trust had no distributable income. As of September 30, 2005 there is a deficit balance due PNR of $12,307, which will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future royalty income. Although the Trust received Royalty income of $288,534, these proceeds were used first to pay the Trust’s third quarter 2005 general and administrative expenses of $188,644, and the remaining Royalty income of $99,890 was applied to the Reserve for Trust expenses. As a result, there was no distributable income in the third quarter 2005.

Operational Review

Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively. PNR has notified the Trust that it had received preliminary assessments regarding damages from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The damages to these properties did not materially affect the third quarter 2005 Royalty income. However, Royalty income to the Trust is expected to be reduced significantly for a period of time as a result of the damages.

PNR has advised the Trust that during the third quarter of 2005 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2005 were generally higher than spot market prices in the third quarter of 2004.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross proceeds @ 90%	$31,227	$32,713	$126,051	$132,165
Operating expenditures @ 90%	(26,640)	(23,970)	(70,865)	(146,014)
Capital expenditures @ 90%	6,750	—	6,750	—
Net proceeds (deficit)	$11,337	$8,743	$61,936	$(13,849)
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	14	6	38	24
Average sales price per Bbl	$63.86	$37.33	$51.40	$35.30
Natural gas (Mcf)	4,316	5,280	20,841	24,067
Average sales price per Mcf	$7.03	$6.16	$5.95	$5.46
Producing wells	1	1	1	1

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of September 30, 2005, these two blocks had one well producing, the Brazos A-7 No. B-1 well which is operated by Newfield Exploration Company. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR entered into farmout agreements for the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. PNR has completed the process of removing the PNR Brazos A-7 platform and the PNR Brazos A-39 platform. In the third quarter 2005, the Trust received a $6,750 credit for casings related to the platform at the PNR Brazos A-39.

The second exploration prospect was drilled on Brazos A-39, which PNR has announced as a discovery. A production test was completed during the first quarter of 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon produced at 10 million cubic feet of gas per day during a seventeen hour flow test. There is no assurance that these flow rates will continue, as offshore oil and gas properties often experience stronger initial flow rates and more rapid declines than onshore properties. PNR expects to tie-back this prospect into an existing platform, operated by a third party, with first production expected to commence by the middle of December 2005. PNR has informed the Trust that this process was delayed from previous estimates as a result of Hurricanes striking the Gulf of Mexico in the third quarter 2005, which affected rig availability in the area. PNR has notified the Trust that production will not commence until PNR is able to secure an available rig. Under the terms of a Farmout Agreement between PNR and Woodside Energy (USA) Inc., PNR farmed out to Woodside the undivided one-half interest previously burdened by the Trust’s net profits interest, but expressly providing that the farmed out interest would not be subject to the Trust’s net profits interest. PNR reserved a 10% overriding royalty interest, proportionately reduced to the interest conveyed, which interest, upon Woodside’s recoupment of specified costs and expenses, would increase to 12.5%, proportionately reduced to the interest conveyed. The Trust’s net profits interest burdens the overriding royalty interest reserved by PNR. PNR has informed the Trustee that it believes this process is consistent with the terms of the original conveyance and with the handling of other farmout transactions involving lands burdened by the Trust’s net profits interest.

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

West Delta 61 and 62

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross proceeds @ 90%	$231,430	$96,538	$932,229	$381,327
Operating expenditures @ 90%	(7,760)	(2,629)	(21,180)	(1,996)
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$223,670	$93,909	$911,049	$379,331
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	1,423	1,565	6,757	7,514
Average sales price per Bbl	$50.55	$35.83	$45.77	$31.05
Natural gas (Mcf)	23,174	7,552	94,197	29,163
Average sales price per Mcf	$6.88	$5.35	$6.61	$5.07
Producing wells	4	4	4	4

Hurricane Katrina struck the Gulf of Mexico in August 2005.  PNR notified the Trust that it had received preliminary assessments regarding damages from Hurricanes Katrina to the West Delta production facilities in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal.  The operator currently estimates that the earliest date to restart production is February 2006.

The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in the first nine months of 2005 as compared to the same period in 2004 due to production from new wells that came online in the third quarter of 2004. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest.

Capital Expenditures

In the third quarter 2005, the Trust received, from PNR, proceeds of $53,550 related to the sale of the South Marsh Island 155 platform that was abandoned by PNR. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2004	$2,676,149
Abandonment cost incurred	(1,220,874)
Balance, September 30, 2005	$1,455,275

Abandonment costs incurred include costs related to the plugging and abandonment of the PNR operated Brazos Block A-7 Platform A and the Brazos Block A-39 wells numbered A1A, A-2 and A-3A.

Production and Price Review

Production volumes for natural gas increased to 27,490 Mcf in the third quarter of 2005 as compared with 12,832 Mcf in the third quarter of 2004. The average sales price received for natural gas in the third quarter of 2005 was $6.90 per Mcf as compared with $5.68 per Mcf in the third quarter of 2004. Crude oil, condensate and natural gas liquids production volumes decreased to 1,437 barrels in the third quarter of 2005 as compared to 1,571 barrels in the third quarter of 2004. The average sales price in the third quarter of 2005 for crude oil, condensate and natural gas liquids was $50.69 per barrel as compared with $35.84 per barrel in the third quarter of 2004.

Production volumes for natural gas increased to 115,038 Mcf for the nine months ended September 30, 2005 as compared with 53,230 Mcf for the nine months ended September 30, 2004. The average sales price received for natural gas for the nine months ended September 30, 2005 was $6.49 per Mcf as compared with $5.25 per Mcf for the nine months ended September 30, 2004. Crude oil, condensate and natural gas liquids production volumes decreased to 6,795 barrels for the nine months ended September 30, 2005 as compared to 7,538 barrels for the nine months ended September 30, 2004. The average sales price for the nine months ended September 30, 2005 for crude oil, condensate and natural gas liquids was $45.80 per barrel as compared with $31.07 per barrel for the nine months ended September 30, 2004.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Pioneer, as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 14, 2005

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.