Form 10-K
period 2005-12-31
MESA OFFSHORE TRUST
filed 2006-03-31
CIK 711303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

Units of beneficial interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2005, of $0.03 was approximately $2,159,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2006, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Note Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under “Business—Termination of the Trust,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer Natural Resources Company (“PNR”) has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under “Item 1A. Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The principal asset of the Trust consists of a 99.99% interest in the Mesa Offshore Royalty Partnership (the “Partnership”). The Trust was created on December 28, 1982, effective December 1, 1982, when Mesa Petroleum Co. conveyed to the Partnership certain overriding royalty interests (collectively, the “Royalty”) carved out of Mesa Petroleum Co.’s existing working interests in ten producing and non-producing oil and gas leases offshore Louisiana and Texas (the “Royalty Properties”). The Partnership was formed for the purpose of receiving and holding the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trustee and Mesa Offshore Management Co., the managing general partner of the Partnership at that time, in accordance with their interests. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. (“Mesa”), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer, formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa Operating Co.), a wholly owned subsidiary of Pioneer (“PNR” or “Pioneer”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership. As hereinafter used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated. See “Legal Proceedings and Status of the Trust” on page 8 of this Form 10-K and “Timing of Liquidation” on page 10 of this Form 10-K for additional information regarding PNR and the Trust.

Units of beneficial interest (“units”) in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held.

The terms of the Mesa Offshore Trust Indenture (the “Trust Indenture”) provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon termination of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing; (4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the “Termination Threshold”) or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts paid to the Trustee as compensation were approximately $204,000, $148,000, and $152,000, for the years 2005, 2004 and 2003, respectively. As described further in “Status of the Trust” on page 8 of this Form 10-K, the

Termination Threshold was met in each of the three consecutive years ending December 31, 2005. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

Under the instrument conveying the Royalty to the Partnership (the “Conveyance”), the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the hydrocarbons as, if and when produced from the Royalty Properties. See “Description of Royalty Properties” on page 12 of this Form 10-K. The Conveyance provides for a monthly computation of Net Proceeds. “Net Proceeds” means the excess of Gross Proceeds, as hereinafter defined, received by PNR during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. “Gross Proceeds” means generally the amount received by PNR from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by PNR in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced there from. PNR, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between PNR and any purchaser as to the correct sale price for any production, amounts received by PNR and promptly deposited by it with an escrow agent are not considered as having been received by PNR and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to PNR by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts PNR is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by PNR as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, PNR is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

The Royalty Properties are required to be operated by PNR in accordance with reasonable and prudent business judgment and good oil and gas field practices. PNR has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. PNR markets the production on terms deemed by it to be the best reasonably obtainable in the circumstances. See “Contracts” on page 23 of this Form 10-K. The Trustee has no power or authority to exercise any control over the operation of the Royalty Properties or the marketing of production there from.

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

LEGAL PROCEEDINGS AND STATUS OF THE TRUST

Hurricane Operations Update

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR notified the Trust that it had received preliminary assessments regarding damages from Hurricane Katrina to the West Delta production facilities in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume.

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

Legal Proceedings

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc. (Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer, (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (1) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, (d) removing JPMorgan Chase Bank, N.A. as Trustee; (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A. (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

On November 30, 2005, JPMorgan Chase Bank, N.A. announced its intention to resign as Trustee of the Mesa Offshore Trustee effective January 31, 2006. Since that announcement, MHLP and others have sought a qualified institution willing to serve as successor Trustee. However, neither MHLP nor Pioneer have identified a willing qualified successor Trustee that is not also a lender under one of Pioneer’s credit facilities (which status MHLP contends is an alleged conflict of interest).

On Friday, January 27, 2006, a hearing was held in the 334th Judicial District Court of Harris County, Texas, regarding MHLP’s Verified Application for Emergency Appointment of a Temporary Trustee in Case No. 2006-01984, MOSH Holding, L.P. v. Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc; Woodside Energy (USA), Inc.; and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust. This case follows the transfer of prior claims filed by the plaintiff in Case No. GN501113. At this hearing, the court declined to approve MHLP’s motion to appoint Timothy J. Roberson, a principal and affiliate of the plaintiff, as temporary Trustee and declined to appoint any other person as temporary or successor Trustee.

In light of this development, and the absence of an identified successor Trustee, JPMorgan Chase Bank, N.A. withdrew its resignation as Trustee. The Trustee continues to desire the appointment of a qualified successor Trustee.

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout, and the lawsuit remains in a phase where the parties are attempting to discover information about the claims and allegations. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final determination. Further, while the plaintiff’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if the plaintiff prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed the plaintiff’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment if the claims proved successful and a benefit were conferred upon all Unitholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholder.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M, see pages 22 and 23 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” below, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in October 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from 2003 through 2004. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed in December 2005, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the Trust of $204,219. PNR, Stone Energy (Stone) and Newfield  Exploration Company (Newfield) have received a copy of the report and have 180 days to respond to these findings. As of March 15, 2006, PNR, Stone and Newfield have not yet responded to the findings in this report.

Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the Trust properties as part of the Trust Termination.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

December 31, 2005
ASSETS
Cash and short term investments	$1,846,798
Interest receivable	1,582
Net overriding royalty interest in oil and gas properties	4,831,237
Total assets	6,679,617
LIABILITIES
Reserve for Trust expenses	$1,848,380
Total liabilities	1,848,380
Net assets in process of liquidation	$4,831,237

The net overriding royalty interest in oil and gas properties at December 31, 2005 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2005. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of oil and gas reserve volumes at December 31, 2005, were derived from the reserve report prepared by DeGolyer and MacNaugton (D&M). The Trust’s estimated share of oil and gas reserve volumes at December 31, 2005 include reserves related to the Midway Prospect.(1)

•       Forward strip commodity prices on December 31, 2005 for the life of the reserves.

•       Exclusion of estimated future abandonment costs.(2)

•       Discount rate of 10%.

(1)          As a result of the litigation described above, the Trust had been unable to obtain necessary information from the working interest owner regarding such owner’s own current estimate of the fair value of the proved reserves on the Midway Prospect. The Trustee engaged D&M, an independent reserve engineer, to review all oil and gas reserves pertaining to the Royalty, including the Midway Prospect reserves and the Trust’s interest in these reserves as of December 31, 2005.

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

For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M, see pages 22 and 23 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” on page 26 of this Form 10-K, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to untiholders will be an amount net of funds required to satisfy all Trust liabilities.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2005

			Producing Wells(1)
	Producing Acres		Gross		Net
Property	Gross	Net(2)	Oil	Gas	Oil	Gas
Offshore Louisiana(3)—
West Delta 61	5,000	3,750	—	4	—	.5
Offshore Texas(4)—
Brazos A-7	5,760	2,160	—	1	—	.1
Brazos A-39	5,760	2,160	—	—	—	—
Total	16,520	8,070	—	5	—	.6

(1)          Dual completions are counted as one well. For information regarding wells producing at December 31, 2005, see page 34 of this Form 10-K. As of January 31, 2006, only the wells on Brazos A-7 and West Delta 61 were producing.

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

DEGOLYER AND MACNAUGHTON
5001 SPRING VALLEY ROAD
SUITE 800 EAST
DALLAS, TEXAS 75244

APPRAISAL REPORT
as of
DECEMBER 31, 2005
on
CERTAIN INTERESTS
owned by
MESA OFFSHORE TRUST
prepared for
JPMORGAN CHASE BANK, N.A.

DEGOLYER AND MACNAUGHTON
5001 SPRING VALLEY ROAD
SUITE 800 EAST
DALLAS, TEXAS 75244

APPRAISAL REPORT
as of
DECEMBER 31, 2005
on
CERTAIN INTERESTS
owned by
MESA OFFSHORE TRUST
prepared for
JPMORGAN CHASE, N.A.

FOREWORD

Scope of Investigation

This report presents an appraisal, as of December 31,2005, of the extent and value of the proved and probable crude oil, condensate, and natural gas reserves of working and royalty interests in certain properties owned by the Mesa Offshore Trust (MOST) located offshore from Louisiana and Texas in the Gulf of Mexico. Also presented are estimates of the extent only of the possible oil, condensate, and gas reserves. The Managing General Partner is Pioneer Natural Resources USA Inc. (PNR). This report was prepared at the request of JPMorgan Chase Bank, N.A. (JPMorgan Chase), trustee for MOST.

Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2005. Net reserves are defined as that portion of the gross reserves attributable to MOST’s interests after deducting royalties and interests owned by others.

This report presents values that were estimated for proved and proved-plus-probable reserves using initial prices provided by JPMorgan Chase and initial costs provided by PNR. Future price and cost assumptions were provided by JPMorgan Chase. A detailed explanation of the price and cost assumptions used herein is included in the Valuation of Reserves section of this report.

Values are expressed in terms of estimated future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated operating expenses and capital costs from the future gross revenue. Operating expenses include field operating expenses and the estimated expenses of direct supervision but do not include that portion of general administrative costs sometimes allocated to production. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. In this report, present worth values using a nominal discount rate of 10 percent are reported in detail and values using nominal discount rates of 5, 15, 20, and 25 percent are reported as totals in the appendix to this report.

Estimates of oil, condensate, and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Authority

This report was authorized by Mr. Mike Ulrich, Vice President, JPMorgan Chase.

Source of Information

Information used in the preparation of this report was obtained from PNR’s files on behalf of JPMorgan Chase, from records on file with the appropriate regulatory agencies, and from public sources. In the preparation of this report we have relied, without independent verification, upon such information furnished by PNR and JPMorgan Chase with respect to property interests, production from such properties, current costs of operation and development, current prices for production, the future plans for development of the properties, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

CLASSIFICATION of RESERVES

Petroleum reserves are classified by degree of proof as proved, probable, or possible. Proved reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

Probable—Reserves susceptible of being proved that are based on reasonable evidence of producible hydrocarbons within the limits of a structure or reservoir above known or inferred fluid contacts but are defined to a lesser degree of certainty because of more limited well control and/or the lack of definitive production tests. Probable reserves may include extensions of proved reservoirs or other reservoirs that have not been tested at commercial rates of flow or reserves recoverable by enhanced recovery methods that have not yet been tested in the same reservoir or where there is reasonable uncertainty that the program will be implemented.

Possible—Reserves that may exist but are less well defined by well control than probable reserves. Possible reserves include those based largely on log interpretation and other evidence of hydrocarbon saturation in zones behind the pipe in existing wells, possible extensions to proved and probable reserves areas where indicated by geophysical or geological studies, and those to be recovered by enhanced recovery methods where the data are insufficient to classify the reserves as proved or probable.

The extent to which probable and possible reserves ultimately may be reclassified as proved reserves is dependent upon future drilling, testing, and well performance. The degree of risk to be applied in evaluating probable and possible reserves is influenced by economic and technological factors as well as the time element. Probable and possible reserves in this report have not been adjusted in consideration of these additional risks and therefore are not comparable with proved reserves.

ESTIMATION of RESERVES

Estimates of reserves were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

The volumetric method was used to estimate the original oil in place (OOIP) and original gas in place (OGIP). Structure maps were prepared to delineate each reservoir, and isopach maps were constructed to estimate reservoir volume. Electrical logs, radioactivity logs, core analyses, and other available data were used to prepare these maps as well as to estimate representative values for porosity and water saturation.

Estimates of ultimate recovery were obtained after applying recovery factors to OOIP or OGIP. These recovery factors were based on consideration of the type of energy inherent in the reservoirs, analyses of the petroleum, and the structural positions of the properties.

The rates used for future oil, condensate, and gas production are estimated to be within the capacity of a well or reservoir to produce. Data available from wells drilled on the appraised properties through December 31, 2005, were used to prepare the estimates shown herein. Gross production through December 31, 2005, was deducted from the gross ultimate recovery to arrive at estimates of gross reserves. Production from the properties was halted in the third quarter of 2005 as a result of hurricanes. Production is expected to resume in the first quarter of 2006.

Gas volumes estimated herein are expressed as sales gas at a temperature base of 60 degrees Fahrenheit (°F) and a pressure base of 14.73 pounds per square inch absolute (psia). Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be obtained by normal separator recovery.

Estimates of the gross and net proved, probable, and possible reserves, as of December 31, 2005, of the properties appraised are presented as follows. Oil and condensate reserves are expressed in barrels (bbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Oil and Condensate (bbl)	Sales Gas (Mcf)
Gross Reserves
Proved	141,777	7,083,449
Probable(1)	40,919	5,351,000
Possible(1)	25,590	8,530,000
Net Reserves
Proved	10,766	460,055
Probable(1)	2,818	293,244
Possible(1)	1,281	426,500

(1)          Probable and possible reserves have not been risk adjusted.

VALUATION of RESERVES

This report has been prepared using initial prices provided by JPMorgan Chase and initial costs provided by PNR on behalf of JPMorgan Chase. Future prices were estimated using guidelines established by the United States Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). In this report, values for proved and proved-plus-probable reserves were based on projections of estimated future production and revenue prepared for these properties with no risk adjustment applied to the probable reserves. Probable reserves involve substantially higher risks than proved reserves. Revenue values for proved-plus-probable reserves have not been adjusted to account for such risks; this adjustment would be necessary in order to make values for proved-plus-probable reserves comparable with values for proved reserves.

Oil and Condensate Prices

Initial oil and condensate prices furnished by JPMorgan Chase, after adjustments for differentials, varied from $57.61 to $58.01 per barrel and were held constant for the producing lives of the properties.

Natural Gas Prices

The natural gas prices also furnished by JPMorgan Chase, after adjustments for differentials, varied from $7.31 to $9.86 per thousand cubic feet of gas and were held constant for the producing lives of the properties.

Operating Expenses and Capital Costs

Estimates of the operating expenses were provided by PNR and were held constant for the lives of the properties. Future capital expenditures were provided by PNR using current values and were held constant to the date of the expenditure.

Abandonment Costs and Salvage Value

Costs for abandonment of the working-interest well were offset by the salvage value estimated by PNR.

The estimated future revenue to be derived from the production and sale of MOST’s net proved and proved-plus-probable reserves, as of December 31, 2005, under the economic assumptions furnished by JPMorgan Chase is summarized as follows:

	Proved ($)	Proved plus Probable(1) ($)
Future Gross Revenue	4,625,213	7,114,303
Operating Expenses	64,641	64,641
Capital Costs	0	0
Future Net Revenue(2)	4,560,572	7,049,662
Present Worth at 10 Percent(2)	3,821,991	5,745,130

(1)          There has been no adjustment to the value of the probable reserves to account for risk.

(2)          Future income tax expenses were not taken into account in the preparation of these estimates.

The appendix bound with this report presents tabulations and projections of revenue from the proved and non-risk-adjusted proved-plus-probable reserves for the interests appraised. Also included are summaries of the probable and possible reserves.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, that (i) certain estimated data have not been provided with respect to changes in reserves information and (ii) future income tax expenses have not been taken into account in estimated the future net revenue and present worth values set forth herein. Other rules and regulations of the SEC contain specific provisions that prohibit the reporting of probable and possible reserves; therefore, the reporting and filing with the SEC of the probable or possible reserves and the values based on proved-plus-probable reserves contained herein would not be in conformity with such rules and regulations and should not, under any circumstances, be used or relied upon to meet the requirements thereof.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of our report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefore.

SUMMARY and CONCLUSIONS

Evaluated herein are working and royalty interests in certain properties owned by MOST located offshore from Louisiana and Texas in the Gulf of Mexico. Estimates of MOST’s net proved, probable, and possible reserves, as of December 31, 2005, of the properties appraised are presented as follows. Oil and condensate reserves are expressed in barrels (bbl) and gas reserves are expressed in thousands of cubic feet (Mcf).

	Proved	Probable(1)	Possible(1)
Net Oil and Condensate, bbl	10,766	2,818	1,281
Net Sales Gas, Mcf	460,055	293,244	426,500

(1)          Probable and possible reserves have not been risk adjusted.

Revenue and costs attributable to MOST’s interests in the proved and proved-plus-probable reserves, as of December 31, 2005, of the properties evaluated under the aforementioned assumptions concerning future prices and costs are estimated as follows:

	Proved ($)	Proved plus Probable(1) ($)
Future Gross Revenue	4,625,213	7,114,303
Operating Expenses	64,641	64,641
Capital Costs	0	0
Future Net Revenue(2)	4,560,572	7,049,662
Present Worth at 10 Percent(2)	3,821,991	5,745,130

(1)          There has been no adjustment to the value of the probable reserves to account for risk.

(2)          Future income tax expenses were not taken into account in the preparation of these estimates.

Gas volumes estimated herein are expressed at a temperature base of 60 °F and a pressure base of 14.73 psia.

Submitted,

DeGOLYER and MacNAUGHTON
SIGNED: February 1, 2006

Paul J. Szatkowski, P.E.
Senor Vice President
DeGolyer and MacNaughton

Reserves

A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 2005, has been made by D&M. The following letter (the “Reserve Report”) summarizes such reserve study. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income. For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Supplemental Reserve Information, see Notes 2, 3 and 6, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The preceding reserve data in the Reserve Report represent estimates only and should not be construed as being exact. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way and estimates of other persons might differ materially from those of D&M. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 2005. These prices (having weighted average year end prices of $57.61 to $58.01 per barrel and $7.31 to $9.86 per Mcf as of December 31, 2005) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 2005 was $7.01 per Mcf, representing a combination of contract prices and spot market prices, while the average price of crude oil, condensate and natural gas liquids was $48.97 per barrel.

The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by D&M as of December 31, 2005. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by D&M. In addition, future economic and operating conditions may cause significant changes in these estimates.

Property	Productive Life(1)(2)
West Delta 61	7 years
Brazos A-7	2 years
Brazos A-39	2 years

(1)          The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. See “Legal Proceedings and Status of the Trust” on page 8 of this Form 10-K and see “Timing of Liquidation” on page 10 of this Form 10-K.

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

CONTRACTS

General

PNR has advised the Trust that during 2005 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 2005 were generally higher than spot market prices in 2004.

Market for Natural Gas

The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990’s was affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2001 and early 2002, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. Annual wellhead prices generally increased from $2.95 per Mcf in 2002, increased to $5.09 per Mcf in 2003, to $5.49 per Mcf in 2004 and increased to $5.65 in 2005 according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

Marketing of Liquids

PNR generally reserves in its gas purchase contracts the right to extract condensate and other liquid and liquefiable hydrocarbons from all gas produced. PNR is currently selling the condensate and other liquids to various purchasers under contracts with terms of one year or less.

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

Platform Abandonment and Removal

PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. See Item 7 and Note 3 in the Notes to Financial Statements for amounts withheld as of December 31, 2005 and amounts to be withheld in the future.

Item 1A.     Risk Factors.

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

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimates of reserves and estimated future revenues to be too high or too low.

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

The Trustee also relies entirely on reserve estimates and related information prepared by PNR and the independent  reserve engineer engaged by the Trust. While the Trustee has no reason to believe the reserve estimates and related estimates of value included in this report are not accurate, to the extent additional information exists that could affect their reserve estimates, the estimated reserves in these reports and related estimates of value could also be too low.

Estimates and accruals of costs by PNR may be greater or lesser than future estimated or actual costs.

As discussed in Item 7 and Note 3 to the Notes to Financial Statements, at December 31, 2005 PNR has withheld approximately $348,066 for future abandonment costs. To the extent future estimated or actual abandonment costs exceed this amount, PNR would be entitled to withhold such amounts from payments with respect to the Royalty. Similarly, to the extent future estimated or actual abandonment costs are less than this amount, PNR may release such amounts. In connection with the termination of the Trust and sale of the Royalty Properties, the rights to these accrued abandonment costs will be included together with the other assets being sold. Only unitholders at the time of any such release or sale and the applicable distribution would be entitled to the distribution by the Trust.

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

The operators of the working interests are subject to extensive governmental regulation.

Offshore oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. These regulations and changes in regulations could have a material adverse effect on Royalty income payable to the Trust.

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

The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties.

The Trustee relies on the working interest owners and managing general partner for information regarding the Royalty Properties. The working interest owners alone control (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures, (iii) geological data relating to reserves, as well as related projections regarding production, operating expenses and capital expenses used in connection with the preparation of the reserve report, (iv) forward-looking information relating to production and drilling plans and (v) information regarding the Royalty Properties responsive to litigation claims. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not control this information and relies entirely on the working interest owners to provide accurate and timely information when requested for use in the Trust’s periodic reports. The Trustee also relies on the managing general partner of the Partnership to collect certain information from the working interest owners and does not have any direct contact with the working interest owners other than the managing general partner. Under the terms of the Trust Indenture, the Trustee is entitled to rely, and in fact relies, on certain experts in good faith. While the Trustee has no reason to believe its reliance on experts is unreasonable, this reliance on experts and limited access to information may be viewed as a weakness as compared to the management and oversight of entity forms other than trusts.

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

The current working interest owner or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well. Please see “Business—Legal Proceedings and Status of the Trust and Timing of Liquidation” in Item 1 of this Form 10-K.

The Royalty will be sold and the Trust is being terminated.

The Trust is being terminated and the Trustee must sell the Royalty as the total amount of cash received per year by the Trust for each of three consecutive years ending December 31, 2004 was less than the Termination Threshold. Following this termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders. See Item 1 of this Form 10-K under “Business—Legal Proceedings and Status of the Trust and Timing of Liquidation.”

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

Item 1B.               Unresolved Staff Comments.

There were no unresolved Securities and Exchange Commission comments as of December 31, 2005.

Item 2.                        Properties.

Reference is made to Item 1 of this Form 10-K.

Item 3.                        Legal Proceedings.

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc.(Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer, (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (a) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, (d) removing JPMorgan Chase Bank, N.A. as Trustee; (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A. (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

On November 30, 2005, JPMorgan Chase Bank, N.A. announced its intention to resign as Trustee of the Mesa Offshore Trustee effective January 31, 2006. Since that announcement, MHLP and others have sought a qualified institution willing to serve as successor Trustee. However, neither MHLP nor Pioneer have identified a willing qualified successor Trustee that is not also a lender under one of Pioneer’s credit facilities (which status MHLP contends is an alleged conflict of interest).

On Friday, January 27, 2006, a hearing was held in the 334th Judicial District Court of Harris County, Texas, regarding MHLP’s Verified Application for Emergency Appointment of a Temporary Trustee in Case No. 2006-01984, MOSH Holding, L.P. v. Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc; Woodside Energy (USA), Inc.; and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust. This case follows the transfer of prior claims filed by the plaintiff in Case No. GN501113. At this hearing, the court declined to approve MHLP’s motion to appoint Timothy J. Roberson, a principal and affiliate of the plaintiff, as temporary Trustee and declined to appoint any other person as temporary or successor Trustee.

In light of this development, and the absence of an identified successor Trustee, JPMorgan Chase Bank, N.A. withdrew its resignation as Trustee. The Trustee continues to desire the appointment of a qualified successor Trustee.

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout, and the lawsuit remains in a phase where the parties are attempting to discover information about the claims and allegations. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final determination. Further, while the plaintiff’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if the plaintiff prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed the plaintiff’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment if the claims proved successful and a benefit were conferred upon all Unitholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholder.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M, see pages 22 and 23 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” on page 26 of this Form 10-K, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of unitholders during the fourth quarter of 2005.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Unitholder Matters.

The units of beneficial interest of the Trust were delisted from the Pacific Exchange effective May 18, 2001. The Trust units are currently eligible for trading on the OTC Bulletin Board under ticker symbol MOSH. There was no distribution of income for the year ended December 2005. In 2005, the Trust had gross Royalty income of $2,356,256; however during 2005, PNR recouped deficit balances of  $71,342; net Royalty income to the Trust was $2,284,914 in 2005. No Royalty income will be distributed to the unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2005 were as follows:

	2005			2004
	High	Low	Distribution Paid	High	Low	Distribution Paid
First Quarter	$0.04	$0.02	$—	$0.05	$0.03	$—
Second Quarter	$0.04	$0.02	$—	$0.05	$0.03	$—
Third Quarter	$0.07	$0.03	$—	$0.04	$0.02	$—
Fourth Quarter	$0.12	$0.04	$—	$0.04	$0.02	$—

At March 14, 2006, the 71,980,216 units outstanding were held by 11,800 unitholders of record.

Item 6.   Selected Financial Data.

	2005	2004	2003	2002	2001
Royalty income	$2,284,914	$—	$—	$—	$1,772,595
Distributable income	$—	$—	$—	$—	$1,401,106
Distributable income per unit	$—	$—	$—	$—	$0.0195
Accumulated deficit at year end	$—	$(59,035)	$(696,712)	$(825,616)	$(81,329)
Total assets at year end.	$1,851,428	$387,986	$951,557	$1,497,883	$2,153,070

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

Status of the Trust

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR notified the Trust that it had received preliminary assessments regarding damages from Hurricane Katrina to the West Delta production facilities in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume.

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has taken steps to begin the process of liquidating the Trust. See “Timing of Liquidation” below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

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

Below is additional information regarding the Trust properties provided by D&M:

Properties producing as of December 31, 2005

Property	Number of Producing wells(1)	Estimated Productive Life(1)	Estimated Future Royalty Income(2)
West Delta No. 61	4	7 years	$2,458,852
Brazos A-7	1	2 years	$1,363,139

(1)          Information obtained from December 31, 2005 reserve report prepared by D&M.

(2)          Represents estimated future royalty income from the December 31, 2005, reserve report. Future royalty income was calculated using oil and gas spot prices in effect at December 31, 2005 of $57.61 to $58.01 per barrel and $7.31 to $9.86 per thousand cubic feet.

Properties abandoned or scheduled for abandonment as of December 31, 2005

Property	Status
Brazos A-7	Abandoned in 2005 (excluding producing well and platform)
Brazos A-39	Plug and abandonment procedures completed in 2005 (excluding Midway prospect)*
West Delta 62	Plug and abandonment procedures completed in 2003
South Marsh Island 155	Plug and abandonment procedures completed in 2002
South Marsh Island 156	Plug and abandonment procedures completed in 2002
Vermillion 381	Plug and abandonment procedures completed in 1989
South Pelto 12	Plug and abandonment procedures completed in 1986
Matagorda Island 624	Plug and abandonment procedures completed in 2003
High Island 567	Plug and abandonment procedures completed in 1992

*                    Midway prospect will be tied -back to an existing platform operated by a third party.

Financial and Operational Review

As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 2005, its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were on the average higher in 2005 than spot market prices in 2004.

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

Below is a summary of Royalty income received on the Trust properties for each of the three years ending December 31, 2005:

	2005	2004	2003
Gross proceeds @ 90%	$2,085,418	$810,336	$745,192
Operating expenditures @ 90%	(104,265)	(172,594)	(605,927)
Capital expenditures @ 90%(1)	375,338	—	(10,348)
Net proceeds (deficit)	2,356,491	637,742	128,917
Increase (decrease) in deficit	(71,349)	(637,742)	(128,917)
Net proceeds after deficit recovery	2,285,142	—	—
Royalty income (99.99%)	$2,284,914	$—	$—

(1)   PNR believes that the future abandonments have been fully funded, no such amounts were withheld in 2004 or 2005. In 2005, the Trust received gross proceeds of $375,338 from PNR related to the sale of the South Marsh Island 155 platform that was abandoned by PNR and for casings related to the PNR platform at Brazos A-39.

Below is a summary of distributable income for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Royalty income	$2,284,914	$—	$—
Interest income	8,512	4,493	9,169
General and administrative expenses	(2,293,426)	(4,493)	(9,169)
Distributable income	$—	$—	$—
Distributable income per unit	$—	$—	$—
Accumulated deficit (as of period end)	$—	$(59,035)	$(696,712)

Below is a summary of general and administrative expenses and the adjustments made to the reserve for trust expenses:

	Years Ended December 31,
	2005	2004	2003
General and administrative costs incurred during the year	$824,691	$567,461	$612,572
Adjustments to reserve for trust expenses	1,456,428	(562,968)	(603,403)
General and administrative costs as reported	$2,281,119	$4,493	$9,169

General and administrative expenses of the Trust for 2005 increased 45% to $824,691 for 2005 as compared to $567,461 for 2004.  The increase in general and administrative expenses in 2005 is primarily due to an increase in legal fees as a result of pending litigation and the anticipated sale of Trust properties pursuant to the Trust’s termination.  In addition, the Trust incurred additional expenditures in 2005 for the independent reserve studies performed as of March 31, 2005 and December 31, 2005 and for the independent joint venture auditor to perform a review of certain historical expenditures and revenue receipts on Trust properties.

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	2005	2004	2003
Gross proceeds @ 90%	$156,378	$160,014	$193,039
Operating expenditures @ 90%	(83,470)	(171,043)	(429,232)
Capital expenditures @ 90%	6,750	—	2,481)
Net proceeds (deficit)	$79,658	$(11,029)	$(233,712)

Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	52	36	348
Average sales price per Bbl	$52.59	$35.78	$27.42
Natural gas (Mcf)	23,928	29,145	35,644
Average sales price per Mcf	$6.42	$5.45	$5.15
Producing wells	1	1	1

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of December 31, 2005, these two blocks had one well producing, the Brazos A-7 No. B-1 well which is operated by Newfield Exploration Company. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR entered into farmout agreements for the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. In 2005, PNR has performed abandonment procedures at the PNR operated Brazos A-7 and the A-39 blocks, with minor sitework clearance remaining. In 2005, the Trust received a $6,750 credit for casings related to the PNR platform at Brazos A-39.

The second exploration prospect was drilled on Brazos A-39, which PNR has announced as a discovery. A production test was completed during the first quarter of 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon produced at 10 million cubic feet of gas per day during a seventeen hour flow test. There is no assurance that these flow rates will continue, as offshore oil and gas properties often experience stronger initial flow rates and more rapid declines than onshore properties. PNR expects to tie-back this prospect into an existing platform, operated by a third party, with first production expected to commence in the first half of 2006. Under the terms of a Farmout Agreement between PNR and Woodside Energy (USA) Inc., PNR farmed out to Woodside the undivided one-half interest previously burdened by the Trust’s net profits interest, but expressly providing that the farmed out interest would not be subject to the Trust’s net profits interest. PNR reserved a 10% overriding royalty interest, proportionately reduced to the interest conveyed, which interest, upon Woodside’s recoupment of specified costs and expenses, would increase to 12.5%, proportionately reduced to the interest conveyed. The Trust’s net profits interest burdens the overriding royalty interest reserved by PNR. PNR has informed the Trustee that it believes this process is consistent with the terms of the original conveyance and with the handling of other farmout transactions involving lands burdened by the Trust’s net profits interest.

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

West Delta 61 and 62

	2005	2004	2003
Gross proceeds @ 90%	$1,929,040	$650,322	$552,153
Operating expenditures @ 90%	(20,795)	(1,551)	(176,695)
Capital expenditures @ 90%	—	—	(12,829)
Net proceeds (deficit)	$1,908,245	$648,771	$362,629
Production Volumes and Average Prices:
Crude oil, condensate and natural gas liquids (Bbls)	12,261	9,596	7,266
Average sales price per Bbl	$48.96	$32.55	$27.92
Natural gas (Mcf)	185,769	63,109	52,401
Average sales price per Mcf	$7.09	$5.35	$7.26
Producing wells	4	4	3

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR notified the Trust that it had received preliminary assessments regarding damages from Hurricanes Katrina to the West Delta production facilities in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume.

The West Delta 61 and 62 blocks experienced an increase in oil and natural gas production in 2005 as compared to the same period in 2004 due to production from new wells that came online in the third quarter of 2004. The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest.

Capital Expenditures

In 2005, the Trust received, from PNR, net proceeds of $375,300 related to the sale of the South Marsh Island 155 platform that was abandoned by PNR and for casings related to the PNR platform at Brazos A-39. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the

Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The below table provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust since January 1, 2003:

Balance, January 1, 2003	$5,640,443
Abandonment cost incurred (Mat. Is. 624 & WD 62)	(2,839,800)
Balance, December 31, 2003	2,800,643
Abandonment cost incurred (Mat. Is. 624 & WD 62)	(124,492)
Balance, December 31, 2004	$2,676,151
Abandonment cost incurred (Brazos A-7A, A-7#4,A-39A1A,A-2 and A-3A)	(2,328,085)
Balance, December 31, 2005	$348,066

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

Production and Price Review

Production volumes for natural gas increased to 209,697 Mcf in 2005 as compared with 92,254 Mcf in 2004. The average sales price received for natural gas in 2005 was $7.01 per Mcf as compared with $5.38 per Mcf in 2004. Crude oil, condensate and natural gas liquids production volumes increased to 12,313 barrels in 2005 as compared to 9,632 barrels in 2004. The average sales price in 2005 for crude oil, condensate and natural gas liquids was $48.97 per barrel as compared with $32.57 per barrel in 2004.

Production volumes for natural gas increased to 92,254 Mcf in 2004 as compared with 88,045 Mcf in 2003. The average sales price received for natural gas in 2004 was $5.38 per Mcf as compared with $6.05 in 2003. Crude oil, condensate and natural gas liquids production volumes increased to 9,632 barrels in 2004 as compared to 7,614 barrels in 2003. The average sales price in 2004 for crude oil, condensate and natural gas liquids was $32.57 per barrel as compared with $27.90 per barrel in 2003.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2005	2004	2003
Royalty income	$2,284,914	$—	$—
Interest income	8,512	4,493	9,169
General and administrative expenses	(2,293,426)	(4,493)	(9,169)
Distributable income	$—	$—	$—
Distributable income per unit	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2005	2004
ASSETS
Cash and short-term investments	$1,846,798	$376,599
Interest receivable	1,582	250
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,901,952)	(380,893,873)
Total assets	$1,851,428	$387,976
LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$1,848,380	$376,849
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	3,048	11,127
Total liabilities and trust corpus	$1,851,428	$387,976

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2005	2004	2003
Trust corpus, beginning of year	$11,127	$11,127	$11,127
Distributable income	—	—	—
Distributions to unitholders	—	—	—
Amortization of net overriding royalty interest	(8,079)	—	—
Trust corpus, end of year	$3,048	$11,127	$11,127

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

(d)   the Trustee will make cash distributions to the unitholders in January, April, July and October of each year as discussed more fully in Note 4; and

(e)   the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the “Termination Threshold”) or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were approximately $204,000 $148,000 and $152,000 for the years 2005, 2004 and 2003, respectively. As described further in “Legal Proceedings and Status of the Trust” on page 8 of this Form 10K and “Timing of Liquidation” on page 10 of this Form 10-K, the Termination Threshold was met in the three consecutive years ending December 31, 2004. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

The Partnership

The Partnership was created to receive and hold a net overriding royalty interest (the “Royalty”) in ten producing and non-producing oil and gas properties located in federal waters offshore Louisiana and Texas (the “Royalty Properties”). MESA Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. (“Mesa”), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company (“Pioneer”), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. (successor to Mesa), a wholly owned subsidiary of Pioneer (“PNR”) (collectively, the mergers are referred to herein as the “Merger”). Subsequent to the Merger, Pioneer owns and operates its assets through PNR and is also the managing general partner of the Partnership.

The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

Legal Proceedings and Status of the Trust

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR notified the Trust that it had received preliminary assessments regarding damages from Hurricane Katrina to the West Delta production facilities in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume.

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. During 2005, the Trustee has taken steps to begin the process of liquidating the Trust. See “__Timing of Liquidation” below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

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

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc.(Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer, (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (a) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, (d) removing JPMorgan Chase Bank, N.A. as Trustee; (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A. (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

On November 30, 2005 JPMorgan Chase Bank, N.A. announced its intention to resign as Trustee of the Mesa Offshore Trustee effective January 31, 2006. Since that announcement, MHLP and others have sought a qualified institution willing to serve as successor Trustee. However, neither MHLP nor Pioneer have identified a willing qualified successor Trustee that is not also a lender under one of Pioneer’s credit facilities (which status MHLP contends is an alleged conflict of interest).

On Friday, January 27, 2006, a hearing was held in the 334th Judicial District Court of Harris County, Texas, regarding MHLP’s Verified Application for Emergency Appointment of a Temporary Trustee in Case No. 2006-01984, MOSH Holding, L.P. v. Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc; Woodside Energy (USA), Inc.; and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust. This case follows the transfer of prior claims filed by the plaintiff in Case No. GN501113. At this hearing, the court declined to approve MHLP’s motion to appoint Timothy J. Roberson, a principal and affiliate of the plaintiff, as temporary Trustee and declined to appoint any other person as temporary or successor Trustee.

In light of this development, and the absence of an identified successor Trustee, JPMorgan Chase Bank, N.A. withdrew its resignation as Trustee. The Trustee continues to desire the appointment of a qualified successor Trustee.

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout, and the lawsuit remains in a phase where the parties are attempting to discover information about the claims and allegations. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final determination. Further, while the plaintiff’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if the plaintiff prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed the plaintiff’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment if the claims proved successful and a benefit were conferred upon all Unitholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholder.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M , see pages 22 and 23 of this Form 10-K and Note 6 in the Notes to Financial Statements included elsewhere in this Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” on page 26 of this Form 10-K and Note 3 in the Notes to the Financial Statements included elsewhere in this Form 10-K, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in October 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from 2003 through 2004. The Trustee believed this engagement of an outside party on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed in December 2005, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions which may or may not turn out to be meritorious, as to amounts due to the Trust of $204,219. PNR, Stone Energy (Stone) and Newfield  Exploration Company (Newfield) have received a copy of the report and have 180 days to respond to these findings. As of March 15, 2006, PNR, Stone and Newfield have not yet responded to the findings in this report. Any proceeds received as a result of the joint venture audit will be included as Royalty income in the period in which the proceeds are received.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the twelve months ending December 31, 2004, operating and capital costs incurred exceeded proceeds from oil and gas sales; accordingly, no Royalty income was reported.

For the twelve months ended December 31, 2005, the Trust had Royalty income of $2,284,914. However, no Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses. As of December 31, 2005, $151,620 will be recouped by the Trustee from future Royalty income before Trust distributions will resume. The unexpended amount withheld by PNR for future abandonment costs at December 31, 2005 was $348,066.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

December 31, 2005
ASSETS
Cash and short term investments	$1,846,798
Interest receivable	1,582
Net overriding royalty interest in oil and gas properties	4,831,237
Total assets	6,679,617
LIABILITIES
Reserve for Trust expenses	$1,848,380
Total liabilities	1,848,380
Net assets in process of liquidation	$4,831,237

The net overriding royalty interest in oil and gas properties at December 31, 2005 reflect the Trustee’s estimate of value, (in the absence of third-party appraisals or evaluations) based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2005. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•  The Trust’s estimated share of oil and gas reserve volumes at December 31, 2005, were derived from the reserve report prepared by DeGolyer and MacNaugton (D&M). The Trust’s estimated share of oil and gas reserve volumes at December 31, 2005 include reserves related to the Midway Prospect.(1)

•  Forward strip commodity prices on December 31, 2005 for the life of the reserves.

•  Exclusion of estimated future abandonment costs.(2)

•  Discount rate of 10%.

(1)   As a result of the litigation described above, the Trust had been unable to obtain necessary information from the working interest owner regarding such owner’s own current estimate of the fair value of the proved reserves on the Midway Prospect. The Trustee engaged D&M, an independent reserve engineer, to review all oil and gas reserves pertaining to the Royalty, including the Midway Prospect reserves and the Trust’s interest in these reserves as of December 31, 2005.

(2)   The sale of the assets currently owned by the Partnership will include the related rights to abandonment costs previously withheld by the working interest owner. The working interest owner has withheld funds to cover the Trust’s share of future abandonment and removal costs. To the extent the abandonment is completed for an amount less than the funds withheld by the working interest owner those funds would be distributed to the Trust. Therefore, estimated future abandonment costs are not reflected as a reduction of future net revenue.

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

(6)   Supplemental Reserve Information (Unaudited)

Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 2005, are based on a report prepared by DeGolyer and MacNaughton (D&M). The 2004 and 2003 reports are based on a report prepared by PNR. The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the “SEC”). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

Estimated Quantities of Proved and Proved Developed Reserves (Unaudited)

	Oil and Condensate	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2002	16,661	432,442
Revisions of previous estimates	(5,550)	237
Extensions, discoveries and other additions	—	—
Production	—	—
December 31, 2003	11,111	432,679
Revisions of previous estimates	(5,151)	(258,169
Extensions, discoveries and other additions	—	—
Production	—	—
December 31, 2004	5,960	174,510
Revisions of previous estimates	16,613	326,093
Extensions, discoveries and other additions	507	169,150
Production	(12,314)	(209,698)
December 31, 2005	10,766	460,055
Proved Developed Reserves:
December 31, 2002	16,661	432,442
December 31, 2003.	11,111	432,679
December 31, 2004.	5,960	174,510
December 31, 2005.	10,766	460,055

(See Notes on following page.)

Standardized Measure of Future Royalty Income from
Proved Oil and Condensate and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	December 31,
	2005	2004	2003
	(In thousands)
Ninety percent of future gross proceeds	$4,625	$1,808	$3,584
Less ninety percent of—
Future operating costs	(65)	(469)	(640)
Future capital costs, net of amounts previously accrued	—	—	—
Deficit due PNR	—	(59)	(697)
Future Royalty income	4,560	1,280	2,247
Discount at 10% per annum	(738)	(176)	(674)
Standardized measure of future Royalty income from proved oil and gas reserves	$3,822	$1,104	$1,573

Changes in the Standardized Measure of Future Royalty Income from
Proved Oil and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Standardized measure at beginning of year	$1,104	$1,573	$1,670
Revisions of previous estimates	3,311	(752)	(675)
Net changes in prices and production costs	422	126	411
Extensions, discoveries and other additions	1,160	—	—
Royalty income	(2,285)	—	—
Accretion of discount	110	157	167
Net changes in standardized measure	2,718	(469)	(97
Standardized measure at end of year	$3,822	$1,104	$1,573

•                     The estimated quantities of proved reserves, standardized measure of future Royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

(7)   Selected Quarterly Financial Data (Unaudited)

Summarized Quarterly Results
Three Months Ended
	March 31	June 30	September 30	December 31
2005:
Royalty income	$173,460	$505,409	$288,534	$1,317,512
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
2004:
Royalty income	$—	$—	$—	$—
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JPMorgan Chase Bank, N.A. (Trustee)
and the Unitholders of the Mesa Offshore Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Offshore Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

These financial statements were prepared on the basis of accounting described in Note 3, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Mesa Royalty Trust as of December 31, 2005 and 2004, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2005, in conformity with the basis of accounting described in Note 3.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, as a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust during 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture, resulting in the contractual termination of the Trust effective after December 31, 2004. The Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trusts properties. Accordingly, there exists substantial doubt about the Trust’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Houston, Texas
March 31, 2006

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on:  (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors “—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” and “—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties” in this form 10-K for a description of certain risks relating to these arrangements and reliance.

Changes in Internal Control over Financial Reporting..   In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust’s last fiscal quarter, no change in the Trust’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

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

Item 11.                 Executive Compensation.

Not applicable.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

(a)          Security Ownership of Certain Beneficial Owners.

Title and Class of Voting Securities	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Units of Beneficial Interest	MOSH Holding, L.P.	7,332,887	(2)(3)	10.2%
	Nine Greenway Plaza
	Suite 3040
	Houston, Texas 77046

(1)          Under applicable regulations of the Securities and Exchange Commission, securities are deemed to be “beneficially” owned by a person who directly or indirectly holds or shares of voting power with respect thereto.

(2)          Based on information contained in the Form 4 filed on December 23, 2003 and Schedule 13D/A filed on December 16, 2003. These units of beneficial interest of the Issuer (the “Units”) are owned directly by MOSH Holding, L.P., a Texas limited partnership (“MHLP”). MOSH Holding I, L.L.C., a Texas limited liability company (“MOSHLLC”) is the sole general partner of MHLP and has sole investment discretion and voting authority with respect to the Units. Charles A. Sharman, Joseph F. Langston, Jr. and Timothy M. Roberson are the sole managers and members of MOSHLLC, in which capacity they may be deemed to share voting control and dispositive power over the Units.

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

Item 13.                 Certain Relationships and Related Transactions.

See Item 3. Legal Proceedings and Item 1. Business “—Legal Proceedings and Status of the Trust” and “—Timing of Liquidation” for a description of legal proceedings and related transactions among the Trustee, the Trust and a 10% beneficial owner of units of the Trust.

Item 14.                 Principal Accounting Fees and Services

The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Offshore Trust financial statements for 2005 and 2004 and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit fees(1)	$100,000	$90,000
Audit-related fees	—	—
Tax fees(2)	25,000	25,000
All other fees	—	—
Total fees	$125,000	$115,000

(1)          Audit fees consist of fees for the audit of the Mesa Offshore Trust financial statements and reimbursement for travel-related expenses.

(2)          Tax fees consist of fees related to the Mesa Offshore Trust’s tax information for its unitholders paid in 2005 related to 2004 tax work and paid in 2004 related to 2003 tax work.

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
March 31, 2006

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

EXHIBIT NUMBER			SEC File or Registration Number	Exhibit Number
4	(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4	(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4	(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4	(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4	(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Previously filed with the Securities and Exchange Commission and incorporated herein by reference.