Form 10-Q
period 2006-03-31
MESA OFFSHORE TRUST
filed 2006-05-15
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 15, 2006—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Royalty income	$40,765	$173,460
Interest income	5,188	796
General and administrative	(45,953)	(174,256)
Distributable income	$—	$—
Distributable income per unit	$—	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and short-term investments	$1,535,316	$1,846,798
Interest receivable	1,720	1,582
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,901,975)	(380,901,952)
Total assets	$1,540,061	$1,851,428
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,537,036	$1,848,380
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	3,025	3,048
Total liabilities and trust corpus	$1,540,061	$1,851,428

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Trust corpus, beginning of period	$3,048	$11,127
Distributable income	—	—
Distributions to unitholders	—	—
Amortization of net overriding royalty interest	(23)	(1,508)
Trust corpus, end of period	$3,025	$9,619

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

On April 8, 2006, JP Morgan Chase Bank, N.A. and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase's corporate trust business. The transaction does not include any transfer by JPMorgan Chase Bank, N.A. of its obligations as Trustee, and the transaction is not expected to have any material effect on the Trust.

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

Hurricane Operations Update

Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively. PNR has notified the Trust that it had received assessments regarding damages from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume.

Status of the Trust

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust. See “—Timing of Liquidation” below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

The Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a “public” auction in the sense that it may not be open to anyone who does not satisfy these requirements. The Trustee is currently reviewing a potential online bidding process for participants in order to provide current public information on bidding to the marketplace. The Trustee will also determine a duration of bidding that it deems in the best interest of the Unitholders. See “Timing of Liquidation” for further update.

Legal Proceedings

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc. (Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer, (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (1) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, (d) removing JPMorgan Chase Bank, N.A. as Trustee, (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A. (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

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

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final determination. Further, while the plaintiff’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if the plaintiff prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed the plaintiff’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment if the claims proved successful and a benefit were conferred upon all untiholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholders.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by D&M, see pages 23 and 24 of the Form 10-K for the year ended December 31, 2005 and Note 7 in the Notes to Financial Statements included elsewhere in the Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” below, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

As previously mentioned, the Trustee engaged an independent joint venture auditor in October 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from 2003 through 2004. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed in December 2005, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the Trust of $204,219. PNR, Stone Energy (Stone) and Newfield Exploration Company (Newfield) responded to these audit exceptions on April 20, 2006. PNR, Stone and Newfield and have granted and denied exceptions on all of the areas pointed in the Joint Venture Audit findings.  The Trust is in the process of reviewing the exceptions denied before accepting or rejecting PNR, Stone and Newfield’s answers.

Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the Trust properties as part of the Trust Termination.

Note 3—Basis of Presentation

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2005 Annual Report on Form 10-K.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ended March 31, 2006, royalty income in excess of general and administrative expenses was applied solely to the Reserve for Trust Expenses; accordingly, no Trust distribution to the unit holders was made.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of March 31, 2006, $462,964 will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. The unexpended amount withheld by PNR for future abandonment costs at March 31, 2006 was $355,318.

Note 4—Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

March 31,
2006
ASSETS
Cash and short term investments	$1,535,316
Interest receivable	1,720
Net overriding royalty interest in oil and gas properties	3,766,156
Total assets	$5,303,192
LIABILITIES
Reserve for Trust expenses	$1,537,036
Total liabilities	1,537,036
Net assets in process of liquidation	$3,766,156

The net overriding royalty interest in oil and gas properties at March 31, 2006 reflect the Trustee’s estimate of value, (in the absence of third-party appraisals or evaluations) based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of March 31, 2006. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of oil and gas reserve volumes at March 31, 2006, which were derived from the December 31, 2005 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for first quarter 2006 production. The working interest owner has not prepared a reserve report as of March 31, 2006, and therefore any revisions in oil and gas reserves during the first quarter 2006 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties.

•       Forward strip commodity prices on March 31, 2006 for the life of the reserves

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

For all other assets and liabilities presented in the above table, the Trustee believes that historical cost approximates fair market value due to the short-term nature of such assets and liabilities. The Trustee will continue to reserve funds to recoup its previously established reserves to pay Trust expenses, which will primarily consist of expenses incurred by the Trustee to liquidate the Trust’s assets. Any funds remaining after all expenses have been paid will be distributed to the Unitholders.

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust’s Form 10-K for the year ended 2005, including under Item 1A. “Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Below is a summary of Royalty income received on the Trust properties for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Gross proceeds @ 90%	$76,525	$272,298
Operating expenditures @ 90%	(27,723)	(39,780)
Capital expenditures @ 90%	(8,033)	—
Net proceeds (deficit)	40,769	232,518
Increase (decrease) in deficit	—	(59,041)
Net proceeds after deficit recovery	40,769	173,477
Royalty Income (99.99%)	$40,765	$173,460

Below is a summary of distributable income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Royalty Income	$40,765	$173,460
Interest income	5,188	796
General and administrative expenses	(45,553)	(174,256)
Distributable income	$—	$—
Distributable income per unit	$—	$—
Accumulated deficit (as of end of period)	$—	$—

During the first quarters of 2006 and 2005, the Trust had no distributable income. Royalty income and the Reserve for Trust Expenses was used to pay the Trust’s first quarter 2006 general and administrative expenses of $356,613.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2006	2005
General and administrative costs incurred during the period	$356,613	$144,152
Deductions from (additions to) reserve for Trust expenses	(310,660)	30,104
General and administrative costs as reported	$45,953	$174,256

General and administrative expenses of the Trust for the first quarter 2006 increased 147% to $356,613 for the first quarter 2006 as compared to $144,152 for the same period in 2005.  The increase in general and administrative expenses in 2006 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust’s termination.

Operational Review

PNR has advised the Trust that during the first quarter of 2006 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2006 were generally higher than spot market prices in the first quarter of 2005.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended March 31,
	2006	2005
Gross proceeds @ 90%	$45,237	$36,081
Operating expenditures @ 90%	(22,625)	(28,439)
Capital expenditures @ 90%	—	—
Net proceeds (deficit)	$22,612	$7,642

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of March 31, 2006, these two blocks had one well producing, the Brazos A-7 No. B-1 well which is operated by Newfield Exploration Company. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR entered into farmout agreements for the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. In 2005, PNR has performed abandonment procedures at the PNR operated Brazos A-7 and the A-39 blocks, with minor sitework clearance remaining. These abandonment procedures are expected to be completed during 2006.

The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which PNR has announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon produced at 10 million cubic feet of gas per day during a seventeen hour flow test. There is no assurance that these flow rates will continue, as offshore oil and gas properties often experience stronger initial flow rates and more rapid declines than onshore properties. PNR tied the Brazos A-39 #5 well into an existing platform that is operated by a third party. First production from the well was realized April 20, 2006; however, due to the brief time period over which the Brazos A-39 #5 well has produced, no conclusions can be drawn yet as to the well’s performance. Under the terms of a Farmout Agreement between PNR and Woodside Energy (USA) Inc., PNR farmed out to Woodside the undivided one-half interest previously burdened by the Trust’s net profits interest, but expressly providing that the farmed out interest would not be subject to the Trust’s net profits interest. PNR reserved a 10% overriding royalty interest, proportionately reduced to the interest conveyed, which interest, upon Woodside’s recoupment of specified costs and expenses, would increase to 12.5%, proportionately reduced to the interest conveyed. The Trust’s net profits interest burdens the overriding royalty interest reserved by PNR. This process is consistent with the terms of the original conveyance and with the handling of other farmout transactions involving lands burdened by the Trust’s net profits interest.

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

West Delta 61 and 62

	Three Months Ended March 31,
	2006	2005
Gross proceeds @ 90%	$31,288	$236,217
Operating expenditures @ 90%	(5,098)	(11,341)
Capital expenditures @ 90%	(8,033)	—
Net proceeds (deficit)	$18,157	$224,876

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR notified the Trust that it had received preliminary assessments regarding damages from Hurricanes Katrina to the West Delta production facilities in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume. First quarter 2006 proceeds consist of revenues related to prior periods received by the Trust in the first quarter 2006.

The PNR-operated wells at West Delta ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are at West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest.

Capital Expenditures

PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2005	$348,066
Abandonment (costs incurred) credits received	7,252
Balance, March 31, 2006	$355,318

Production and Price Review

Production volumes for natural gas decreased to 4,487 Mcf in the first quarter 2006 as compared with 30,425 Mcf in the first quarter 2005 primarily due to decreased production at West Delta 61 due to damages related to Hurricane Katrina. The average sales price received for natural gas in the first quarter 2006 was $13.03 per Mcf as compared with $5.70 per Mcf in the first quarter 2005. Crude oil, condensate and natural gas liquids production volumes decreased to 290 barrels in the first quarter 2006 as compared to 2,374 barrels in the first quarter 2005. The average sales price in the first quarter 2006 for crude oil, condensate and natural gas liquids was $62.56 per barrel as compared to $41.69 per barrel in the first quarter 2005.

Termination of the Trust

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. During 2005, the Trustee has previously taken steps to begin the process of liquidating the Trust. See “—Timing of Liquidation” below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

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

Legal Proceedings

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc. (Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer, (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (1) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, (d) removing JPMorgan Chase Bank, N.A. as Trustee, (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A. (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

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

On Friday, January 27, 2006, a hearing was held in the 334th Judicial District Court of Harris County, Texas, regarding MHLP’s Verified Application for Emergency Appointment of a Temporary Trustee in Case No. 2006-01984, MOSH Holding, L.P. v. Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc; Woodside Energy (USA), Inc.; and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust. This case follows the transfer of prior claims filed by the plaintiff in Case No. GN501113. At this hearing, the court declined to approve MHLP’s motion to appoint Timothy J.Roberson, a principal and affiliate of the plaintiff, as temporary Trustee and declined to appoint any other person as temporary or successor Trustee.

In light of this development, and the absence of an identified successor Trustee, JPMorgan Chase Bank, N.A. withdrew its resignation as Trustee. The Trustee continues to desire the appointment of a qualified successor Trustee.

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final determination. Further, while the plaintiff’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if the plaintiff prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed the plaintiff’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment if the claims proved successful and a benefit were conferred upon all untiholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholders.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by D&M, see pages 23 and 24 of the Form 10-K for the year ended December 31, 2005 and Note 7 in the Notes to Financial Statements included elsewhere in the Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” below, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors “—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” and “—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties” in the Trust’s 10-K for the year ended 2005 for a description of certain risks relating to these arrangements and reliance.

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
Date: May 15, 2006

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.