Form 10-Q
period 2006-06-30
MESA OFFSHORE TRUST
filed 2006-08-14
CIK 711303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File Number: 1-08432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
JPMorgan Chase Bank, N.A., Trustee
Institutional Trust Services
221 West Sixth Street
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

1-800-852-1422

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2006—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                           Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty income	$73,780	$505,409	$114,545	$678,869
Interest income	5,008	1,151	10,196	1,947
General and administrative expense	(78,788)	(506,560)	(124,741)	(680,816)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and short-term investments	$1,301,951	$1,846,798
Interest receivable	1,591	1,582
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,034)	(380,901,952)
Total assets	$1,306,508	$1,851,428
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,303,542	$1,848,380
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	2,966	3,048
Total liabilities and trust corpus	$1,306,508	$1,851,428

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$3,025	$9,619	$3,048	$11,127
Distributable income	—	—	—	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	(59)	(4,395)	(82)	(5,903)
Trust corpus, end of period	$2,966	$5,224	$2,966	$5,224

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

On April 8, 2006, JPMorgan Chase Bank, N.A., (the “Trustee”) and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate trust business. This transaction does not include any transfer by JPMorgan Chase Bank, N.A. of its obligations as Trustee of this Trust.

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

Hurricane Operations Update

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR has notified the Trust of its current assessments regarding damages from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there is no estimate on when production at West Delta will resume.

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

Legal Proceedings

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc.(Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer , (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (1) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, and (d) removing JPMorgan Chase Bank, N.A. as Trustee, (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A., (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

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

On January 27, 2006, a hearing was held in the 334th Judicial District Court of Harris County, Texas, regarding MHLP’s Verified Application for Emergency Appointment of a Temporary Trustee in Case No. 2006-01984, MOSH Holding, L.P. v. Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc; Woodside Energy (USA), Inc.; and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust. This case follows the transfer of prior claims filed by the plaintiff in Case No. GN501113. At this hearing, the court declined to approve MHLP’s motion to appoint Timothy J. Roberson, a principal and affiliate of MHLP, as temporary Trustee and declined to appoint any other person as temporary or successor Trustee.

In light of this development, and the absence of an identified successor Trustee, JPMorgan Chase Bank, N.A. withdrew its resignation as Trustee. The Trustee continues to desire the appointment of a qualified successor Trustee.

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final adjudication. Further, while MHLP’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if MHLP prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed MHLP’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment of the claims proved successful and a benefit were conferred upon all unitholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholders.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by DeGolyer & MacNaughton (D&M), see pages 22 and 23 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 6 in the Notes to Financial Statements included elsewhere in the Trust’s Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” on page 26 in the Trust’s 2005 Form 10-K, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Timing of Liquidation

In connection with this litigation, the Trustee has agreed that it will give MHLP at least 60 days notice prior to the sale of any Trust properties in connection with the termination of the Trust. As of the date of this filing, based on the information currently provided by Pioneer and the preliminary state of the proceeding, the Trustee has not made any definitive conclusions as to the validity of the claims asserted by MHLP. The Trustee will perform additional joint venture audits of the Trust properties by an independent auditor. This is a process that the Trust had already begun in its inquiry in the ordinary course as part of the termination of the Trust, and the Trustee will continue to review MHLP’s claims.

As previously mentioned, the Trustee engaged an independent joint venture auditor in October 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from 2003 through 2004. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed in December 2005, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the Trust of $204,219. PNR, Stone Energy (Stone) and Newfield Exploration Company (Newfield) responded to these exceptions on April 20, 2006. PNR, Stone and Newfield have granted and denied exceptions on all of the areas pointed in the Joint Venture Audit findings. The Trust is in the process of reviewing the exceptions denied before accepting or rejecting PNR, Stone and Newfield’s answers.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and six months ended June 30, 2006, Royalty income was applied solely to cover a portion of general and administrative expenses; accordingly, no Trust distribution to the unit holders was made.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of June 30, 2006, $696,458 will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. The unexpended amount withheld by PNR for future abandonment costs at June 30, 2006 was $372,826.

During the second quarters of 2006 and 2005, the Trust had no distributable income. Royalty income and the reserve for Trust expenses were used to pay the Trust’s second quarter 2006 general and administrative expenses of $312,260.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
General and administrative costs incurred during the period	$312,260	$270,004	$668,873	$415,956
Deductions from (additions to) reserve for Trust expenses	(233,472)	236,556	(544,132)	264,860
General and administrative costs as reported	$78,788	$506,560	$124,741	$680,816

General and administrative expenses of the Trust for the second quarter of 2006 increased 14% to $312,260 as compared to $270,004 for the same period in 2005. General and administrative expenses for the first half of 2006 increased 38% to $668,873 as compared to $415,956 for the same period in 2005. The increase in general and administrative expenses in 2006 is primarily due to an increase in legal fees as a result of pending litigation discussed in “Legal Proceedings”.

Note 4—Assets and Liabilities in Process of Liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

June 30, 2006
ASSETS
Cash and short term investments	$1,301,951
Interest receivable	1,591
Net overriding royalty interest in oil and gas properties	3,187,957
Total assets	$4,491,499
LIABILITIES
Reserve for Trust expenses	$1,303,542
Total liabilities	1,303,542
Net assets in process of liquidation	$3,187,957

The net overriding royalty interest in oil and gas properties at June 30, 2006 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of June 30, 2006. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of oil and gas reserve volumes at June 30, 2006, which were derived from the December 31, 2005 reserve report prepared by D&M, and updated for year to date 2006 production (1). The working interest owner has not prepared a reserve report as of June 30, 2006, and therefore any revisions in oil and gas reserves during the six months ended June 30, 2006 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties.

•       Forward strip commodity prices on June 30, 2006 for the life of the reserves.

•       Exclusion of estimated future abandonment costs (2).

•       Discount rate of 10%.

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the financial statements of the Trust regarding the estimated fair value of assets of the Trust, are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust’s Form 10-K for the year ended December 31, 2005, including under Part I, Item 1A. “Risk Factors” in the 2005 Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Below is a summary of Royalty income received on the Trust properties for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross proceeds @ 90%	$88,041	$523,325	$164,566	$795,623
Operating expenditures @ 90%	(14,253)	(17,866)	(41,976)	(57,645)
Capital expenditures @ 90%	—	—	(8,033)	—
Net proceeds (deficit)	73,788	505,459	114,557	737,978
Increase (decrease) in deficit	—	—	—	(59,041)
Net proceeds after deficit recovery	$73,788	$505,459	$114,557	$678,937
Royalty Income (99.99%)	$73,780	$505,409	$114,545	$678,869

Below is a summary of distributable income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Royalty Income	$73,780	$505,409	$114,545	$678,869
Interest income	5,008	1,151	10,196	1,947
General and administrative expenses	(78,788)	(506,560)	(124,741)	(680,816)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accummulated deficit (as of end of period)	$—	$—	$—	$—

During the second quarters of 2006 and 2005, the Trust had no distributable income. Royalty income and the reserve for Trust expenses were used to pay the Trust’s second quarter 2006 general and administrative expenses of $312,260.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
General and administrative costs incurred during the period	$312,260	$270,004	$668,873	$415,956
Deductions from (additions to) reserve for Trust expenses	(233,472)	236,556	(544,132)	264,860
General and administrative costs as reported	$78,788	$506,560	$124,741	$680,816

General and administrative expenses of the Trust for the second quarter of 2006 increased 14% to $312,260 as compared to $270,004 for the same period in 2005. General and administrative expenses for the first half of 2006 increased 38% to $668,873 as compared to $415,956 for the same period in 2005. The increase in general and administrative expenses in 2006 is primarily due to an increase in legal fees as a result of pending litigation discussed in “Legal Proceedings”.

Operational Review

PNR has advised the Trust that during the second quarter of 2006 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2006 were generally higher than spot market prices in the second quarter of 2005.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross proceeds @ 90%	$32,189	$58,743	$77,426	$94,824
Operating expenditures @ 90%	(12,208)	(15,787)	(34,833)	(44,225)
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$19,981	$42,956	$45,593	$50,599

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of June 30, 2006, these two blocks had one well producing, the Brazos A-7 No. B-1 well, which is operated by Newfield Exploration Company. The Brazos A-39 No. A-3 well ceased production during the fourth quarter of 2003. PNR entered into farmout agreements for the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. In 2005, PNR performed abandonment procedures at the PNR operated Brazos A-7 and the A-39 blocks, with minor sitework clearance remaining. These abandonment procedures have been substantially completed during 2006.

The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Coldren Resources LP. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Timing for resolution of this issue remains unclear. The last flow rate prior to shut in was 2,800 Mcf a day with 4200 psi flowing tubing pressure, with a gradually declining flowing pressure.

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

West Delta 61 and 62

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross proceeds @ 90%	$55,852	$464,582	$87,140	$700,799
Operating expenditures @ 90%	(2,045)	(2,079)	(7,143)	(13,420
Capital expenditures @ 90%	—	—	(8,033)	—
Net proceeds (deficit)	$53,807	$462,503	$71,964	$687,379

Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that the pipeline has not been repaired and currently there still is no estimate as to when the repairs will be completed. The operator does not have an estimate on when production at West Delta will resume. Second quarter proceeds consist of revenues adjustments related to prior periods received by the Trust in the second quarter 2006.

The PNR-operated wells ceased production in 2002 and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest.

Capital Expenditures

PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2005	$348,066
Abandonment cost incurred	24,760
Balance, June 30, 2006	$372,826

Production and Price Review

Production volumes for natural gas decreased to 12,428 Mcf in the second quarter of 2006 as compared with 57,122 Mcf in the second quarter of 2005 due to decreased production at West Delta 61 as a result of damage caused by Hurricane Katrina. The average sales price received for natural gas in the second quarter of 2006 was $6.95 per Mcf as compared with $6.72 per Mcf in the second quarter of 2005. Crude oil, condensate and natural gas liquids production volumes decreased to 49 barrels in the second quarter of 2006 as compared to 2,982 barrels in the second quarter of 2005 due to the hurricane-related damages. The average sales price in the second quarter of 2006 for crude oil, condensate and natural gas liquids was $33.20 per barrel as compared with $46.73 per barrel in the second quarter of 2005.

Production volumes for natural gas decreased to 16,914 Mcf for the six months ended June 30, 2006 as compared with 87,547 Mcf for the six months ended June 30, 2005 due to decreased production at West Delta 61 as a result of damage caused by Hurricane Katrina. The average sales price received for natural gas for the six months ended June 30, 2006 was $8.56 per Mcf as compared with $6.36 per Mcf for the six months ended June 30, 2005. Crude oil, condensate and natural gas liquids production volumes decreased to 338 barrels for the six months ended June 30, 2006 as compared to 5,356 barrels for the six months ended June 30, 2005 due to the hurricane-related damages. The average sales price for the six months ended June 30, 2006 for crude oil, condensate and natural gas liquids was $58.31 per barrel as compared with $44.49 per barrel for the six months ended June 30, 2005.

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

The Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a “public” auction in the sense that it may not be open to anyone who does not satisfy these requirements. The Trustee is currently reviewing a potential online bidding process for participants in order to provide current public information on bidding to the marketplace. The Trustee will also determine a duration of bidding that it deems in the best interest of the Unitholders. See “Timing of Liquidation” in Note 2 to the financial statements included in this Form 10-Q for additional information.

Legal Proceedings

On April 11, 2005, MOSH Holding, L.P. (MHLP) filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA), Inc.(Woodside); and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust (Case No. GN501113). On November 28, 2005, Plaintiff amended its petition. In the amended petition, MHLP asserts claims against Pioneer and Woodside for matters including (1) a wrongful farmout of Brazos A-39 by Pioneer , (2) a wrongful delay by Pioneer in producing Brazos A-39, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. MHLP asserts claims for damages against the Trustee for (1) an accounting; and (2) breach of fiduciary duty. The plaintiff remedies being sought include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production which would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow plaintiff to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an affiliate of Pioneer in violation of the Trust’s Conveyance and as a self-dealing transaction, and (d) removing JPMorgan Chase Bank, N.A. as Trustee, (e) seeking return or forfeiture of compensation to JPMorgan Chase Bank, N.A., (f) recovering monetary damages against Pioneer, Woodside and JPMorgan Chase Bank, N.A., and (g) pursuing exemplary damages against all defendants.

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

On Friday, January 27, 2006, a hearing was held in the 334th Judicial District Court of Harris County, Texas, regarding MHLP’s Verified Application for Emergency Appointment of a Temporary Trustee in Case No. 2006-01984, MOSH Holding, L.P. v. Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc; Woodside Energy (USA), Inc.; and JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust. This case follows the transfer of prior claims filed by the plaintiff in Case No. GN501113. At this hearing, the court declined to approve MHLP’s motion to appoint Timothy J. Roberson, a principal and affiliate of MHLP, as temporary Trustee and declined to appoint any other person as temporary or successor Trustee.

In light of this development, and the absence of an identified successor Trustee, JPMorgan Chase Bank, N.A. withdrew its resignation as Trustee. The Trustee continues to desire the appointment of a qualified successor Trustee.

To date, the Trustee has allowed MHLP to proceed on the issue of whether the farmout by Pioneer was a valid farmout. While Pioneer has provided a reasoned analysis of why it believes the farmout was in fact valid under the terms of the conveyance, only a court, and not the Trustee, can make a final adjudication. Further, while MHLP’s claims on the farmout issue may merit adjudication, based on facts known to the Trustee at this time, the Trustee is unable to determine, even if MHLP prevailed on its uncertain liability claims, whether the Trust would realize any economic benefit. Based on information received to date, the Trustee has not concluded that it would be in the best interest of the unitholders to fund the MHLP claims directly with Trust funds. However, as noted above, the Trustee has not opposed MHLP’s pursuit of its claims on behalf of the unitholders at their own expense, which reasonable expenses would be subject to repayment of the claims proved successful and a benefit were conferred upon all unitholders of the Trust. In connection with both the anticipated sale of Trust properties pursuant to the Trust’s termination and the pending litigation, the Trustee has (1) engaged an independent reserve engineer to review the estimated reserves and (2) had an independent joint venture auditor review certain historical expenditures and revenue receipts on Trust properties. The Trustee believes expenditures for these reviews were prudent and in the interest of the unitholders.

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by D&M, see pages 22 and 23 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 6 in the Notes to Financial Statements included elsewhere in the Trust’s Form 10-K. The sale of the assets of the Trust estate will include the related rights to abandonment accruals made by PNR. As explained in “Regulation and Prices—Platform Abandonment and Removal” on page 26 in the Trust’s 2005 Form 10-K, PNR withholds from the Trust a reserve to cover its share of those future abandonment and removal costs. To the extent a certain party is able to complete the abandonment for an amount less than the funds withheld by PNR, the related rights to the abandonment accrual are likely to be deemed marketable. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Timing of Liquidation

In connection with this litigation, the Trustee has agreed that it will give MHLP at least 60 days notice prior to the sale of any Trust properties in connection with the termination of the Trust. As of the date of this filing, based on the information currently provided by Pioneer and the preliminary state of the proceeding, the Trustee has not made any definitive conclusions as to the validity of the claims asserted by MHLP. However, the review of reserves by the independent reserve engineer has not shown the existence of significant reserves not previously included in the reserve report prepared by Pioneer in quantities originally alleged in the plaintiff’s petition. The Trustee will perform additional joint venture audits of the Trust properties by an independent auditor. This is a process that the Trust had already begun in its inquiry in the ordinary course as part of the termination of the Trust, and the Trustee will continue to review MHLP’s claims.

As previously mentioned, the Trustee engaged an independent joint venture auditor in October 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from 2003 through 2004. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed in December 2005, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the

Trust of $204,219. PNR, Stone Energy (Stone) and Newfield Exploration Company (Newfield) responded to these exceptions on April 20, 2006. PNR, Stone and Newfield have granted and denied exceptions on all of the areas pointed in the Joint Venture Audit findings. The Trust is in the process of reviewing the exceptions denied before accepting or rejecting PNR, Stone and Newfield’s answers.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. “Risk Factors—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K for the year ended  2005 for a description of certain risks relating to these arrangements and reliance.

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

PART II—OTHER INFORMATION

Item 1A.                Risk Factors.

There has not been any material changes from the risk factors previously disclosed in response to Part I, Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.                        Exhibits.

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

			1-08432	4(d)
4(e)

Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)

			1-08432	4(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA OFFSHORE TRUST
By:	/s/ JPMORGAN CHASE BANK, N.A., Trustee
By:
Mike Ulrich
Vice President & Trust Officer

Date: August 14, 2006

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.