Form 10-Q
period 2006-09-30
MESA OFFSHORE TRUST
filed 2006-11-15
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission file number 1-08432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas (State of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 221 West Sixth Street Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

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

As of November 14, 2006—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Royalty income	$31,097	$288,534	$145,642	$967,403
Interest income	7,808	1,838	18,017	3,785
General and administrative expense	(38,905)	(290,372)	(163,659)	(971,188)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and short-term investments	$1,075,213	$1,846,798
Interest receivable	4,876	1,582
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,063)	(380,901,952)
Total assets	$1,083,026	$1,851,428
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,080,089	$1,848,380
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	2,937	3,048
Total liabilities and trust corpus	$1,083,026	$1,851,428

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Trust corpus, beginning of period	$2,966	$5,224	$3,048	$11,127
Distributable income	—	—	—	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	(29)	(539)	(111)	(6,442)
Trust corpus, end of period	$2,937	$4,685	$2,937	$4,685

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

JPMorgan Chase Bank, N.A. is the Trustee (the “Trustee”) of the Trust. JPMorgan Chase & Co. and The Bank of New York Company (“BNY”) announced in April 2006 an agreement pursuant to which BNY would acquire a portion of JPMorgan Chase’s corporate trust business in exchange for BNY’s consumer small business and middle market banking business. This transaction did not include any transfer by JPMorgan Chase Bank, N.A. of its obligations as Trustee of this Trust.

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

Hurricane Operations Update

Hurricane Katrina struck the Gulf of Mexico in August 2005. PNR has notified the Trust of its current assessments regarding damages from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that they expect production at West Delta to resume as early as the second quarter of 2007.

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

The Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a “public” auction in the sense that it may not be open to anyone who does not satisfy these requirements. The Trustee is currently reviewing a potential online bidding process for participants in order to provide current public information on bidding to the marketplace. The Trustee will also determine a duration of bidding that it deems in the best interest of the Unitholders. See “—Timing of Liquidation” for further update.

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

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farmout of interests on the Royalty Properties based on information provided by DeGolyer & MacNaughton (D&M), see pages 22 and 23 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 6 in the Notes to Financial Statements included elsewhere in the Trust’s Form 10-K for the year ended December 31, 2005. The sale of the assets of the Trust estate may include the related abandonment liabilities that have not been previously withheld. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Timing of Liquidation

In connection with this litigation, the Trustee has agreed that it will give MHLP at least 60 days notice prior to the sale of any Trust properties in connection with the termination of the Trust. As of the date of this filing, based on the information currently provided by Pioneer and the preliminary state of the proceeding, the Trustee has not made any definitive conclusions as to the validity of the claims asserted by

MHLP. However, the review of reserves by the independent reserve engineer has not shown the existences of significant reserves not previously included in the reserve report prepared by PNR in quantities originally alleged in the plaintiff’s petition. The Trustee has performed additional joint venture audits of the Trust properties by an independent auditor. This is a process that the Trust had already begun in its inquiry in the ordinary course as part of the termination of the Trust, and the Trustee will continue to review MHLP’s claims.

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

Note 3—Basis of Presentation

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and nine months ended September 30, 2006, Royalty income was applied solely to cover a portion of general and administrative expenses; accordingly, no Trust distribution to the unit holders was made.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of September 30, 2006 there is a deficit balance due PNR of $848,519, which will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. The unexpended amount withheld by PNR for future abandonment costs at September 30, 2006 was $0. Currently, PNR estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1,400,000, net to the Trust. These costs will be deducted from any future gross proceeds on the Royalty properties, which deduction will reduce future Royalty income. No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of September 30, 2006, $919,911 will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume.

During the three and nine months ended September 30, 2006 and 2005, the Trust had no distributable income. Royalty and interest income and the reserve for Trust expenses were used to pay the Trust’s general and administrative expenses for the three and nine months ended September 30, 2006 of $262,381 and $931,254, respectively.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
General and administrative costs incurred during the period	$262,381	$188,644	$931,254	$604,600
Deductions from (additions to) reserve for Trust expenses	(223,476)	101,728	(767,595)	366,588
General and administrative costs as reported	$38,905	$290,372	$163,659	$971,188

Note 4—Assets and Liabilities in process of liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value. The reserve for Trust expenses represents the amount the Trustee has withheld from distributable income as of September 30, 2006. The Trustee will continue to reserve funds to recoup its previously established reserves to pay Trust expenses, which will primarily consist of expenses incurred by the Trustee to liquidate the Trust’s assets. Any funds remaining after all expenses have been paid will be distributed to the Unitholders.

September 30, 2006
ASSETS
Cash and short term investments	$1,075,213
Interest receivable	4,876
Net overriding royalty interest in oil and gas properties(1)(2)	2,460,785
Total assets	$3,540,874
LIABILITIES
Reserve for Trust expenses	$1,080,089
Total liabilities	1,080,089
Net assets in process of liquidation	$2,460,785

The net overriding royalty interest in oil and gas properties at September 30, 2006 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of September 30, 2006. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of oil and gas reserve volumes at September 30, 2006, which were derived from the December 31, 2005 reserve report prepared by DeGoyler & MacNaughton, and updated for year to date 2006 production (1). A reserve report as of September 30, 2006 has not been prepared, and therefore any revisions in oil and gas reserves during the nine months ended

September 30, 2006 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties.

•       Forward strip commodity prices on September 30, 2006 for the life of the reserves.

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

(2)          The sale of the assets currently owned by the Partnership will include the related rights to abandonment cost, if any, previously withheld by the working interest owner. As of September 30, 2006, the working interest owner had no funds withheld to cover the Trust’s share of estimated future abandonment and removal costs. To the extent the abandonment is completed for an amount less than funds withheld by the working interest owner, those funds would be distributed to the Trust. The December 31, 2005 reserve report assumed that amounts previously withheld by the working interest owner were sufficient to cover future abandonment and removal costs, and accordingly, those costs were not reflected as a reduction of future net revenue. During the third quarter of 2006, the working interest owner notified the Trust that it currently anticipates amounts expended and projected future abandonment expenses for properties in which the Trust has an interest to be $1,400,000, net to the Trust. These amounts have not been withheld from the Trust and will reduce the Trust’s future net revenue to the extent withheld or incurred by the working interest owner and thus reduce the amount reflected in “Net overriding royalty interest in oil and gas properties”. Given the timing of receiving this information from the working interest owner, the Trustee has not been able to assess the reasonableness of upward change in the estimated abandonment and removal costs. The Trustee intends to assess the reasonableness to the abandonment reserve during the fourth quarter and also will engage D&M to perform a reserve study as of December 31, 2006.

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

Below is a summary of Royalty income received on the Trust properties for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross proceeds @ 90%	$65,057	$250,349	$229,623	$1,058,280
Operating expenditures @ 90%	(72,479)	(34,400)	(114,456)	(92,045)
Change in abandonment estimate @ 90%	(810,082)	—	(810,082)	—
Capital expenditures @ 90%	—	60,306	(8,032)	60,306
Net proceeds (deficit)	$(817,504)	$276,255	$(702,947)	$1,026,541
Increase (decrease) in deficit	848,604	12,308	848,604	(59,041)
Net proceeds	$31,100	$288,563	$145,657	$967,500
Royalty Income (99.99%)	$31,097	$288,534	$145,642	$967,403

Below is a summary of distributable income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Royalty Income	$31,097	$288,534	$145,642	$967,403
Interest income	7,808	1,838	18,017	3,785
General and administrative expenses	(38,905)	(290,372)	(163,659)	(971,188)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accummulated deficit due PNR (as of end of period)	$848,519	$(12,307)	$848,519	$(12,307)

During the third quarters of 2006 and 2005, the Trust had no distributable income. Royalty income and the reserve for Trust expenses were used to pay the Trust’s third quarter 2006 general and administrative expenses of $262,381.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
General and administrative costs incurred during the period	$262,381	$188,644	$931,254	$604,600
Deductions from (additions to) reserve for Trust expenses	(223,476)	101,728	(767,595)	366,588
General and administrative costs as reported	$38,905	$290,372	$163,659	$971,188

General and administrative expenses of the Trust for the third quarter of 2006 increased 39% to $262,381 as compared to $188,644 for the same period in 2005. General and administrative expenses for the first nine months of 2006 increased 54% to $931,254 as compared to $604,600 for the same period in 2005. The increase in general and administrative expenses in 2006 is primarily due to an increase in legal fees as a result of pending litigation discussed in “Legal Proceedings”.

Operational Review

PNR has advised the Trust that during the third quarter of 2006 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2006 were generally lower than spot market prices in the third quarter of 2005.

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross proceeds @ 90%	$65,057	$31,227	$142,483	$126,051
Operating expenditures @ 90%	(72,479)	(26,640)	(107,313)	(70,865)
Change in abandonment estimate @ 90%	(810,082)	—	(810,082)	—
Capital expenditures @ 90%	—	6,750	—	6,750
Net proceeds (deficit)	$(817,504)	$11,337	$(774,912)	$61,936

The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of September 30, 2006, these two blocks had one well capable of producing, the Brazos A-39 # 5. The Brazos A-7 No. B-1 well, operated by Newfield, is no longer producing as of September 30, 2006. PNR entered into farmout agreements for the Trust’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. In 2005, PNR performed abandonment procedures at the PNR operated Brazos A-7 and the A-39 blocks, with minor sitework clearance remaining. These abandonment procedures have been substantially completed during 2006.

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

The Brazos A-7 and A-39 blocks also experienced a significant decrease in operating expenditures.

West Delta 61 and 62

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross proceeds @ 90%	$—	$219,122	$87,140	$932,229
Operating expenditures @ 90%	—	(7,760)	(7,143)	(21,180)
Change in abandonment estimate @ 90%	—	—	—	—
Capital expenditures @ 90%	—	—	(8,032)	—
Net proceeds (deficit)	$—	$211,362	$71,965	$911,049

Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties has informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that they expect production at West Delta to resume as early as the second quarter of 2007. The proceeds for the nine months ended September 30, 2006 consist of revenues adjustments related to prior periods received by the Trust in the nine months ended September 30, 2006.

The PNR-operated wells ceased production in 2002 and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone retaining a 12.5% (11.25% net to the Trust) overriding royalty interest.

Capital Expenditures

PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Trust’s interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust. In the third quarter of 2005, the Trust received from PNR proceeds of $53,550 related to the sale of the South Marsh Island 155 platform that was abandoned by PNR and a $6,750 credit for casing related to the PNR Brazos A-39 platform.

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2005	$348,066
Abandonment cost incurred	(348,066)
Balance, September 30, 2006	$—

In the third quarter of 2006, PNR notified the Trust that the cash reserve for abandonment and removal costs had been depleted. Currently, PNR estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1,400,000, net to the Trust. These costs will be deducted from any future gross proceeds on the Royalty properties owned by PNR, which deduction will reduce future Royalty income.

Production and Price Review

Production volumes for natural gas decreased to 9,930 Mcf in the third quarter of 2006 as compared with 27,490 Mcf in the third quarter of 2005. The average sales price received for natural gas in the third quarter of 2006 was $6.44 per Mcf as compared with $6.90 per Mcf in the third quarter of 2005. Crude oil, condensate and natural gas liquids production volumes decreased to 16 barrels in the third quarter of 2006 as compared to 1,437 barrels in the third quarter of 2005. The average sales price in the third quarter of 2006 for crude oil, condensate and natural gas liquids was $66.50 per barrel as compared with $50.69 per barrel in the third quarter of 2005.

Production volumes for natural gas decreased to 26,844 Mcf for the nine months ended September 30, 2006 as compared with 115,038 Mcf for the nine months ended September 30, 2005. The average sales price received for natural gas for the nine months ended September 30, 2006 was $7.78 per Mcf as compared with $6.49 per Mcf for the nine months ended September 30, 2005. Crude oil, condensate and natural gas liquids production volumes decreased to 354 barrels for the nine months ended September 30, 2006 as compared to 6,795 barrels for the nine months ended September 30, 2005. The average sales price for the nine months ended September 30, 2006 for crude oil, condensate and natural gas liquids was $58.63 per barrel as compared with $45.80 per barrel for the nine months ended September 30, 2005.

Termination of the Trust

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years (the “Termination Threshold”). As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has taken steps to begin the process of liquidating the Trust. See “—Timing of Liquidation” for further update. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

The Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a “public” auction in the sense that it may not be open to anyone who does not satisfy these requirements. The Trustee is currently reviewing a potential online bidding process for participants in order to provide current public information on bidding to the marketplace. The Trustee will also determine a duration of bidding that it deems in the best interest of the Unitholders. See “—Timing of Liquidation” in Note 2 to the financial statements included in this Form 10-Q for additional information.

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

The Trustee will make the full detail of the underlying data of the December 31, 2005 reserve report available for use in connection with the sale of the Trust properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farmout of interests on the Royalty Properties based on information provided by DeGoyler & MacNaughton (D&M), see pages 22 and 23 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 and Note 6 in the Notes to Financial Statements included elsewhere in the Trust’s Form 10-K for the year ended December 31, 2005. The sale of the assets of the Trust estate may include the related abandonment liabilities that have not been previously withheld. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Timing of Liquidation

In connection with this litigation, the Trustee has agreed that it will give MHLP at least 60 days notice prior to the sale of any Trust properties in connection with the termination of the Trust. As of the date of this filing, based on the information currently provided by Pioneer and the preliminary state of the proceeding, the Trustee has not made any definitive conclusions as to the validity of the claims asserted by MHLP. However, the review of reserves by the independent reserve engineer has not shown the existence of significant reserves not previously included in the reserve report prepared by Pioneer in quantities originally alleged in the plaintiff’s petition. The Trustee has performed additional joint venture audits of the Trust properties by an independent auditor. This is a process that the Trust had already begun in its inquiry in the ordinary course as part of the termination of the Trust, and the Trustee will continue to review MHLP’s claims.

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

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by Pioneer, as the managing general partner of the Partnership, and the working interest owners to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Vice President of The Bank of New York Trust Company, N.A., as attorney-in-fact for JPMorgan Chase Bank, National Association as Trustee of the Trust, has concluded that the disclosure controls and procedures were not effective for purposes of this report due to information and comments received from the managing general partner of the Partnership immediately prior to the filing deadline that did not permit a timely filing.

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Part I, Item 1A. “Risk Factors—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” in the Trust’s Form 10-K for the year ended December 31, 2005 for a description of certain risks relating to these arrangements and reliance.

Changes in Internal Control over Financial Reporting.   During the three months ended September 30, 2006, there has been no change in the Trustee’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting relating to the Trust. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

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

MESA OFFSHORE TRUST
By:	/s/ JPMORGAN CHASE BANK, N.A., Trustee
By:	The Bank of New York Trust Company, N.A., as attorney-in-fact
By:
Mike Ulrich
Vice President

Date: November 14, 2006

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.