Form 10-Q
period 2007-03-31
MESA OFFSHORE TRUST
filed 2007-05-15
CIK 711303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 1-8432

MESA OFFSHORE TRUST

(Exact name of Registrant as Specified in its Charter)

Texas	76-6004065
(State of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 919 Congress Avenue Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2007—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Royalty income	$—	$40,765
Interest income	5,080	5,188
General and administrative	(5,080)	(45,953)
Distributable income	$—	$—
Distributable income per unit	$—	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and short-term investments	$378,345	$797,074
Interest receivable	—	2,970
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,063)	(380,902,063)
Total assets	$381,282	$802,981
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$378,345	$800,044
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	2,937	2,937
Total liabilities and trust corpus	$381,282	$802,981

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Trust corpus, beginning of period	$2,937	$3,048
Distributable income	—	—
Distributions to unitholders	—	—
Amortization of net overriding royalty interest	—	(23)
Trust corpus, end of period	$2,937	$3,025

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

On December 8, 2006, Dagger-Spine Hedgehog Corporation (“Dagger-Spine”) filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MHLP. Another group of unitholders, led by Keith A. Wiegand (together with Dagger-Spine, the “Intervenors”), also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MHLP.

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

Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee’s independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership’s interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by MHLP and the Intervenors. The well resumed production in February 2007. The well was shut in on April 18, 2007 due to an increase in H2S content coincidental with an increase in water production. PNR is in the process of developing an H2S contingency plan as required by the MMS and will install the necessary alarm and safety systems. The well is expected to return to production during the second quarter of 2007 pending MMS approval of the H2S contingency plan. The last rate on production was 2.4—3 MMCFD psi flowing tubing  pressure.

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

The Trustee will make the full detail of the underlying data of the December 31, 2006 reserve report available for use in connection with the sale of the Partnership’s Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to DeGoyler & McNaughton (D&M), see pages 23 and 24 of the Form 10-K for the year ended December 31, 2006 and Note 6 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Timing of Liquidation

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. Under the proposed Conditional Settlement Agreement, Pioneer and the Trustee have agreed that Pioneer shall arrange for the sale of all assets of the Partnership as provided for under the Trust Indenture on, or as soon as practical after, July 1, 2007, or on an earlier date as set forth in the proposed settlement. The Trustee filed a motion for approval of the Conditional Settlement Agreement with the court on January 30, 2007. See “Legal Proceedings” above in this note for further discussion of the Conditional Settlement Agreement.

Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the Trust properties as part of the Trust Termination.

Note 3—Liquidity for Trust Expenses

As of March 31, 2007, the Trust had $378,345 in cash and short-term investments reserved for Trust expenses. Based on current general and administrative expenditures being incurred in connection with the litigation, in the absence of Royalty income the Trustee expects that it will be required to borrow money in accordance with the Trust Indenture to fund future Trust expenses. The Trustee is currently reviewing alternatives for loans to the Trust permitted under the Trust Indenture, including loans on a secured basis. In the event any loans are made to the Trust, the Trust Indenture will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

Note 4—Net Overriding Royalty Interest

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

Note 5—Basis of Presentation

The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2006 Annual Report on Form 10-K.

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

(b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

(c)    Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three months ended March 31, 2007, no royalty income was received by the Trust; accordingly, no Trust distribution to the unit holders was made.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of March 31, 2007 there is a deficit balance due PNR of approximately $1.4 million, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. PNR has not withheld any funds for future abandonment costs at March 31, 2007. Currently, PNR estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1.4 million, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. See Note 2 “—Status of the Trust, Legal Proceedings, and Timing of Liquidation” for the terms of the contracted settlement agreement that, if approved would substantially eliminate the deficit balance.

No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses. As of March 31, 2007, $1.6 million will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. During the three months ended March 31, 2007 and 2006, the Trust had no distributable income. Interest income and the reserve for Trust expenses were used to pay the Trust’s general and administrative expenses for the three months ended March 31, 2007 of $426,780.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2007	2006
General and administrative costs incurred during the period	$426,780	$356,613
(Deductions from) additions to reserve for Trust expenses	(421,700)	(310,660)
General and administrative costs as reported	$5,080	$45,953

Note 6—Distributions to Unitholders

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

Note 7—Federal Income Taxes

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust’s Form 10-K for the year ended 2006, including under Item 1A. “Risk Factors”. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Below is a summary of Royalty income received on the Trust properties for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Gross proceeds @ 90%	$—	$76,525
Operating expenditures @ 90%	(6,495)	(27,723)
Capital expenditures @ 90%	—	(8,033)
Net proceeds (deficit)	(6,495)	40,769
Increase (decrease) in deficit	6,495	—
Net proceeds after deficit recovery	—	40,769
Royalty Income (99.99%)	$—	$40,765

Below is a summary of distributable income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Royalty income	$—	$40,765
Interest income	5,080	5,188
General and administrative expenses	(5,080)	(45,953)
Distributable income	$—	$—
Distributable income per unit	$—	$—
Accumulated deficit (as of end of period)	$1,424,405	$—

During the first quarters of 2007 and 2006, the Trust had no distributable income. Interest income and the reserve for trust expenses were used to pay the Trust’s first quarter of 2007 general and administrative expenses of $426,780.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2007	2006
General and administrative costs incurred during the period	$426,780	$356,613
(Deductions from) additions to reserve for Trust expenses	(421,700)	(310,660)
General and administrative costs as reported	$5,080	$45,953

General and administrative expenses of the Trust for the first quarter of 2007 increased 20% to $426,780 as compared to $356,613 for the same period in 2006. The increase in general and administrative expenses in 2007 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust’s termination.

Operational Review

PNR has advised the Trust that during the first quarter of 2007 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2007 were generally lower than spot market prices in the first quarter of 2006.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended March 31,
	2007	2006
Gross proceeds @ 90%	$—	$45,237
Operating expenditures @ 90%	(4,450)	(22,625)
Capital expenditures @ 90%	—	—
Net proceeds (deficit)	$(4,450)	$22,612

As of March 31, 2007, these two blocks had one well capable of producing, the Brazos A-39 # 5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 No. B-1 well, operated by Newfield, was no longer producing as of December 31, 2006. PNR entered into farmout agreements for the Partnership’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Coldren Resources LP. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR is in the process of developing an hydrogen sulfide contingency plan as required by the MMS and will install the necessary alarm and safety systems. The well is expected to return to production during the second quarter of 2007 pending MMS approval of the hydrogen sulfide contingency plan. The last rate on production was 2.4—3 MMCFD psi flowing tubing  pressure.

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

West Delta 61 and Other

	Three Months Ended March 31,
	2007	2006
Gross proceeds @ 90%	$—	$31,288
Operating expenditures @ 90%	(2,045)	(5,098)
Capital expenditures @ 90%	—	(8,033)
Net proceeds (deficit)	$(2,045)	$18,157

Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that they expect production at West Delta to resume during the second quarter of 2007. The proceeds for the quarter ended March 31, 2006 consist of revenue adjustments related to prior periods received by the Trust during the first quarter of 2006, and as such do not relate to production at the West Delta properties during the quarter.

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

Abandonment Expenditures

The table below provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Trust:

Balance, December 31, 2006	$—
Abandonment (costs incurred) credits received	—
Balance, March 31, 2007	$—

During the first nine months of 2006, PNR exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, PNR revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work; necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of March 31, 2007, PNR had spent approximately $867,000 of the $1.4 million estimate, while approximately $533,000 of PNR’s original estimate for total repairs remains to be spent. As the reserve for future abandonment cost was fully utilized during 2006, the total $1.4 million of the Partnership’s interest in estimated repairs will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to unitholders in the future until PNR recoups the Partnership’s portion of abandonment expenses from gross proceeds.

Production and Price Review

Production volumes for natural gas decreased to 0 Mcf in the first quarter of 2007 as compared with 4,487 Mcf in the first of quarter 2006 primarily due to decreased production at West Delta 61 due to damages related to Hurricane Katrina and due to the shut-in of Brazos A-39. The average sales price received for natural gas in the first quarter of 2007 was $0 per Mcf as compared with $13.03 per Mcf in the first quarter of 2006. Crude oil, condensate and natural gas liquids production volumes decreased to 0 barrels in the first quarter of 2007 as compared to 290 barrels in the first quarter of 2006. The average sales price in the first quarter of 2007 for crude oil, condensate and natural gas liquids was $0 per barrel as compared to $62.56 per barrel in the first quarter of 2006.

Termination of the Trust

The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. During 2005, the Trustee has previously taken steps to begin the process of liquidating the Trust. See “—Timing of Liquidation” above in Note 2. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

March 31,
2007
ASSETS
Cash and short term investments	$378,345
Interest receivable	—
Net overriding royalty interest in oil and gas properties	1,487,179
Total assets	$1,865,524
LIABILITIES
Reserve for Trust expenses	$378,345
Total liabilities	378,345
Net assets in process of liquidation	$1,487,179

The net overriding royalty interest in oil and gas properties at March 31, 2007 reflect the Trustee’s estimate of value, (in the absence of third-party appraisals or evaluations) based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of March 31, 2007. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of proved oil and gas reserve volumes at March 31, 2007, which were derived from the December 31, 2006 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for first quarter of 2007 production. The working interest owner has not prepared a reserve report as of March 31, 2007, and therefore any revisions in oil and gas reserves during the first quarter of 2007 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•       Forward strip commodity prices on March 31, 2007 and then escalated 2% thereafter.

•       Includes approximately $1.4 million of future abandonment costs.

•       Discount rate of 10%.

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

The Trustee will make the full detail of the underlying data of the December 31, 2006 reserve report available for use in connection with the sale of the Partnership’s Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M, see pages 23 and 24 of the Form 10-K for the year ended December 31, 2006 and Note 6 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Liquidity for Trust Expenses

As of March 31, 2007, the Trust had $378,345 in cash and short-term investments reserved for Trust expenses. Based on current general and administrative expenditures being incurred in connection with the litigation, in the absence of Royalty income the Trustee expects that it will be required to borrow money in accordance with the Trust Indenture to fund future Trust expenses. The Trustee is currently reviewing alternatives for loans to the Trust permitted under the Trust Indenture, including loans on a secured basis. In the event any loans are made to the Trust, the Trust Indenture will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

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

Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors “—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development” and “—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties” in the Trust’s 10-K for the year ended 2006 for a description of certain risks relating to these arrangements and reliance.

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

MESA OFFSHORE TRUST
	By:	/s/ JPMORGAN CHASE BANK, N.A., as Trustee
	By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President
Date: May 15, 2007		The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.