Form 10-K/A
period 2006-12-31
MESA OFFSHORE TRUST
filed 2007-06-15
CIK 711303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 31, 2007, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 28, 2007, and is being filed solely: (1) to correct the date of the reserve letter on page 22 to April 10, 2007, (2) to delete the final sentence of the third paragraph of Note 3 of the financial statements on page 45 relating to 2004 operating and capital costs, and (3) to correct the amount of future general administrative costs and expenses on page 47 to $1,200,000 as described elsewhere in the Form 10-K.

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
SIGNED: April 10, 2007

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

The future net revenues contained in the previously mentioned reserve report have not been reduced for future general and administrative expenses of the Trust, which are expected to approximate $1,200,000 annually. The general and administrative expenses of the Trust may increase for the remaining duration of the Trust, depending on the amount of royalty income, increases in accounting, engineering, legal, and other professional fees and other factors.

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
June 15, 2007

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

MESA OFFSHORE TRUST
	By	JPMORGAN CHASE BANK, N.A., TRUSTEE
	By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President & Trust Officer
June 15, 2007		The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

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