Form 10-Q
period 2007-06-30
MESA OFFSHORE TRUST
filed 2007-08-14
CIK 711303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 14, 2007—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1.                           Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Royalty income	$—	$73,780	$—	$114,545
Interest income	—	5,008	5,080	10,196
General and administrative expense	—	(78,788)	(5,080)	(124,741)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and short-term investments	$3,619	$797,074
Interest receivable	—	2,970
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,063)	(380,902,063)
Total assets	$6,556	$802,981
LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$3,619	$800,044
Trust expenses payable	172,373	—
Distributions payable	—	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(169,436)	2,937
Total liabilities and trust corpus	$6,556	$802,981

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$2,937	$3,025	$2,937	$3,048
Distributable income	—	—	—	—
Trust expenses payable	(172,373)	—	(172,373)	—
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	—	(59)	—	(82)
Trust corpus, end of period	$(169,436)	$2,966	$(169,436)	$2,966

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

Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the vast discrepancy between the reserves claimed by the MHLP and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee’s assessment of whether the Trust was better off with the cost-free override created by the Pioneer/Woodside farmout, or the prior cost-burdened net profits interest that MHLP seeks to restore through the Lawsuit. Unfortunately, Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively, and delayed the commencement of production until 2006.

Faced with these post-hurricane delays, the Trustee urged all the parties to consent to a bifurcated trial of the farmout issue on an expedited basis. The Trustee proposed to MHLP that if the Court determined that the farmout was not valid and that restoring the net profit interest would benefit the Trust, then the Trust would reimburse MHLP’s reasonable attorneys’ fees, up to $100,000, and the Trustee would allow MHLP’s counsel to represent the Trust in prosecuting the damages portion of the case. Conversely, if MHLP were to lose on the expedited determination of the farmout issue, and in the absence of more evidence to support any ancillary claims, then MHLP would dismiss the other claims and would not be reimbursed, and the Trustee would move forward to terminate the Trust.

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

When MHLP refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MHLP that the Trustee’s investigation of MHLP’s allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MHLP that the Trustee’s independent joint venture auditors and reservoir engineers had not found any evidence to date to support MHLP’s damage allegations.

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

Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee’s independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership’s interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership most likely would not have received any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by MHLP and the Intervenors. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR is in the process of developing an hydrogen sulfide contingency plan as required by the MMS and will install the necessary alarm and safety systems. The well is expected to return to production during the third or fourth quarter of 2007 pending MMS approval of the hydrogen sulfide contingency plan. The last rate on production was 2.4—3 MMCFD with 4,600 psi flowing tubing pressure.

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

On January 26, 2007, the Trustee reached a conditional settlement of the claims asserted by MHLP and the Intervenors against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the “Conditional Settlement Agreement”). The Trustee filed a motion for approval of the Conditional Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Conditional Settlement Agreement was in the best interest of the unitholders. However, on June 19, 2007, the Court issued an order denying the Trustee’s motion to approve the conditional settlement, so the case is currently set to be tried.

Since the Court’s June 19, 2007 order, Pioneer, Woodside, and the Trustee each filed separate motions for summary judgment on several of the claims and issues in the Lawsuit. Arguments on those motions are set for dates in August and September 2007. The Court has also issued an order moving the current trial setting from October 8, 2007 to December 3, 2007. The Trustee denies that any of Plaintiffs’ claims against the Trustee have any merit, and the Trustee will continue to vigorously defend against such claims as permitted under the terms of the Trust Indenture.

The Trustee will make the full detail of the underlying data of the December 31, 2006 reserve report available for use in connection with the sale of the Partnership’s Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to DeGoyler & McNaughton (D&M), see pages 23 and 24 of the Form 10-K for the year ended December 31, 2006 and Note 6 in the Notes to Financial Statements included elsewhere in the Form 10-K. Any final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

Note 3—Liquidity for Trust Expenses

As of June 30, 2007, the Trust had $3,619 in cash and short-term investments reserved for Trust expenses and $172,373 in unpaid Trust expenses. Based on current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee will be required to borrow money in accordance with the Trust Indenture to fund future Trust expenses. The Trustee is currently reviewing alternatives for loans to the Trust permitted under the Trust Indenture, including loans on a secured basis. In the event any loans are made to the Trust, the Trust Indenture will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

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

(b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

(c)    Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue. Trust expenses payable at June 30, 2007 are reported as a reduction in Trust Corpus.

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

The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and six months ended June 30, 2007 no royalty income was received by the Trust, accordingly no Trust distribution was made to the unitholders.

Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of June 30, 2007, there is a deficit balance due PNR of approximately $1.4 million, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. Currently, PNR estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1.4 million, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income.

No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses paid from the reserve that the Trustee established for anticipated future expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of June 30, 2007, $2.2 million will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. During the three months ended June 30, 2007 and 2006, the Trust had no distributable income. Interest income and the reserve for Trust expenses were used to pay $374,727 and $796,427 of the Trust’s general and administrative expenses of $547,100 and $973,880 for the three months and six months ended June 30, 2007, respectively. As of June 30, 2007, the Trust has unpaid expenses of $172,373.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
General and administrative costs incurred during the period	$547,100	$312,260	$973,880	$668,873
(Deductions from) additions to reserve for Trust expenses	(374,727)	(233,472)	(796,427)	(544,132)
Unpaid Trust expenses	(172,373)	—	(172,373)	—
General and administrative costs as reported	$—	$78,788	$5,080	$124,741

General and administrative expenses of the Trust for the second quarter of 2007 increased 75% to $547,100 as compared to $312,260 for the same period in 2006. General and administrative expenses for the first half of 2007 increased 46% to $973,880 as compared to $668,873 for the same period in 2006. The increase in general and administrative expenses in 2006 is primarily due to an increase in legal fees as a result of pending litigation discussed in “Legal Proceedings”.

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

Below is a summary of Royalty income received on the Trust properties for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross proceeds @ 90%	$23,883	$88,041	$23,883	$164,566
Operating expenditures @ 90%	(4,778)	(14,253)	(11,273)	(41,976)
Capital expenditures @ 90%	—	—	—	(8,033)
Net proceeds (deficit)	19,105	73,788	$12,610	114,557
Increase (decrease) in deficit	(19,105)	—	(12,610)	—
Net proceeds after deficit recovery	$—	$73,788	$—	$114,557
Royalty Income (99.99%)	$—	$73,780	$—	$114,545

Below is a summary of distributable income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Royalty Income	$—	$73,780	$—	$114,545
Interest income	—	5,008	5,080	10,196
General and administrative expenses	—	(78,788)	(5,080)	(124,741)
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accummulated deficit (as of end of period)	$1,405,299	$—	$1,405,299	$—

During the second quarters of 2007 and 2006, the Trust had no distributable income. Royalty income and the reserve for Trust expenses were used to pay $374,727 of the Trust’s second quarter 2007 general and administrative expenses of $547,100. The Trust has $172,373 of unpaid expenses as of June 30, 2007.

Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
General and administrative costs incurred during the period	$547,100	$312,260	$973,880	$668,873
(Deductions from) additions to reserve for Trust expenses	(374,727)	(233,472)	(796,427)	(544,132)
Unpaid Trust expenses	(172,373)	—	(172,373)	—
General and administrative costs as reported	$—	$78,788	$5,080	$124,741

General and administrative expenses of the Trust for the second quarter of 2007 increased 75% to $547,100 as compared to $312,260 for the same period in 2006. General and administrative expenses for the first half of 2007 increased 46% to $973,880 as compared to $668,873 for the same period in 2006. The increase in general and administrative expenses in 2007 is primarily due to an increase in legal fees as a result of pending litigation discussed in “Legal Proceedings”.

Operational Review

PNR has advised the Trust that during the second quarter of 2007 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2007 were generally higher than spot market prices in the second quarter of 2006.

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

Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross proceeds @ 90%	$23,883	$32,189	$23,883	$77,426
Operating expenditures @ 90%	(6,580)	(12,208)	(11,030)	(34,833)
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$17,303	$19,981	$12,853	$42,593

As of June 30, 2007, these two blocks had one well capable of producing, the Brazos A-39 # 5 which was shut-in during the second quarter of 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. The Brazos A-7 No. B-1 well, operated by Newfield, was no longer producing as of December 31, 2006. PNR entered into farmout agreements for the Partnership’s interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Coldren Resources LP. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury-absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR is in the process of developing a hydrogen sulfide contingency plan as required by the MMS and will install the necessary alarm and safety systems. The well is expected to return to production during the third or fourth quarter of 2007 pending MMS approval of the hydrogen sulfide contingency plan and installation of the required safety equipment. The last rate on production was 2.4—3 MMCFD with 4,600 psi flowing tubing  pressure.

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

PNR has also entered into a farmout agreement with Hydro Gulf of Mexico, L.L.C. relating to the Nimitz Prospect underlying portions of Brazos Area Blocks A-24 (E/2 SE/4), A-25 (W/2 SW/4) and A-39 (NE/4 NE/4)(the "Prospect Lands"). Under this agreement, PNR reserved, and will be entitled to receive, an overriding royalty interest in the farmed out properties equal to 2.5% in 8/8ths of the earned depth and

Prospect Lands and any production from the earned depth and Prospect Lands. Accordingly, the Trust's indirect net interest in this farmout would be approximately 2.25%. This interest would become effective whenever Hydro earns an assignment of its operating rights as provided in the agreement. Any wells drilled will be drilled free of any cost and generally any liability to PNR or the Trust's indirect interest in this property. Hydro previously informed PNR that it expected to commence the drilling of an exploratory test well on or before February 1, 2007 to test the Chris I Sands, which are found at depths between 17,500 and 18,300 feet. PNR has informed the Trustee that under the terms of the farmout, Pioneer is not entitled to receive Hydro's internal findings or their future drilling plans. Based on subsequent inquiries by the Trustee, PNR has informed the Trustee that Hydro has informed PNR that it reached total depth in the well during the second quarter but has not provided further information to PNR other than Hydro is examining their options.

West Delta 61 and Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross proceeds @ 90%	$—	$55,852	$—	$87,140
Operating expenditures @ 90%	1,802	(2,045)	(243)	(7,143)
Capital expenditures @ 90%	—	—	—	(8,033)
Net proceeds (deficit)	$1,802	$53,807	$(243)	$71,964

Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that they expect production at West Delta to resume during the third quarter of 2007. The proceeds for the six months ended June 30, 2006 consist of revenue adjustments related to prior periods received by the Trust during the first six months of 2006, and as such do not relate to production at the West Delta properties during 2006.

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

Abandonment Expenditures

During the first nine months of 2006, PNR exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, PNR revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of June 30, 2007, PNR had spent approximately $1,016,193 of the $1.4 million estimate, while approximately $383,807 of PNR’s original estimate for total repairs remains to be spent. As the reserve for future abandonment cost was fully utilized during 2006, the total $1.4 million of the Partnership’s interest in estimated repairs will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to unitholders in the future until PNR recoups the Partnership’s portion of abandonment expenses from gross proceeds.

Production and Price Review

Production volumes for natural gas decreased to 3,453 Mcf in the second quarter of 2007 as compared with 12,428 Mcf in the second quarter of 2006 due to decrease in recognized production at both Brazos A-7, A-39 and West Delta 61 properties. The average sales price received for natural gas in the second quarter of 2007 was $6.67 per Mcf as compared with $6.95 per Mcf in the second quarter of 2006. Crude oil, condensate and natural gas liquids production volumes decreased to 16 barrels in the second quarter of 2007 as compared to 49 barrels in the second quarter of 2006 due to decrease in recognized production at both Brazos A-7, A-39 and West Delta 61 properties. The average sales price in the second quarter of 2007 for crude oil, condensate and natural gas liquids was $52.89 per barrel as compared with $33.20 per barrel in the second quarter of 2006.

Production volumes for natural gas decreased to 3,453 Mcf for the six months ended June 30, 2007 as compared with 16,914 Mcf for the six months ended June 30, 2006 due to decrease in recognized production at both Brazos A-7, A-39 and West Delta 61 properties. The average sales price received for natural gas for the six months ended June 30, 2007 was $6.67 per Mcf as compared with $8.56 per Mcf for the six months ended June 30, 2006. Crude oil, condensate and natural gas liquids production volumes decreased to 16 barrels for the six months ended June 30, 2007 as compared to 338 barrels for the six months ended June 30, 2006 due to decrease in recognized production at both Brazos A-7, A-39 and West Delta 61 properties. The average sales price for the six months ended June 30, 2007 for crude oil, condensate and natural gas liquids was $52.89 per barrel as compared with $58.31 per barrel for the six months ended June 30, 2006.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

June 30
2007
ASSETS
Cash and short term investments	$3,619
Interest receivable	—
Net overriding royalty interest in oil and gas properties	1,334,097
Total assets	$1,337,716
LIABILITIES
Trust expenses payable	172,373
Reserve for Trust expenses	$3,619
Total liabilities	175,992
Net assets in process of liquidation	$1,161,724

The net overriding royalty interest in oil and gas properties at June 30, 2007 reflect the Trustee’s estimate of value, (in the absence of third-party appraisals or evaluations) based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of June 30, 2007. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•       The Trust’s estimated share of proved oil and gas reserve volumes at June 30, 2007, which were derived from the December 31, 2006 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for first six months of 2007 production. The working interest owner has not prepared a reserve report as of June 30, 2007, and therefore any revisions in oil and gas reserves during the first six months of 2007 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•       Forward strip commodity prices on June 30, 2007 and then escalated 2% thereafter.

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

Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the vast discrepancy between the reserves claimed by the MHLP and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee’s assessment of whether the Trust was better off with the cost-free override created by the Pioneer/Woodside farmout, or the prior cost-burdened net profits interest that MHLP seeks to restore through the Lawsuit. Unfortunately, Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively, and delayed the commencement of production until 2006.

Faced with these post-hurricane delays, the Trustee urged all the parties to consent to a bifurcated trial of the farmout issue on an expedited basis. The Trustee proposed to MHLP that if the Court determined that the farmout was not valid and that restoring the net profit interest would benefit the Trust, then the Trust would reimburse MHLP’s reasonable attorneys’ fees, up to $100,000, and the Trustee would allow MHLP’s counsel to represent the Trust in prosecuting the damages portion of the case. Conversely, if MHLP were to lose on the expedited determination of the farmout issue, and in the absence of more evidence to support any ancillary claims, then MHLP would dismiss the other claims and would not be reimbursed, and the Trustee would move forward to terminate the Trust.

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

When MHLP refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MHLP that the Trustee’s investigation of MHLP’s allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MHLP that the Trustee’s independent joint venture auditors and reservoir engineers had not found any evidence to date to support MHLP’s damage allegations.

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

Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee’s independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership’s interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership most likely would not have received any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by MHLP and the Intervenors. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR is in the process of developing an hydrogen sulfide contingency plan as required by the MMS and will install the necessary alarm and safety systems. The well is expected to return to production during the third or fourth quarter of 2007 pending MMS approval of the hydrogen sulfide contingency plan. The last rate on production was 2.4—3 MMCFD with 4,600 psi flowing tubing  pressure.

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

On January 26, 2007, the Trustee reached a conditional settlement of the claims asserted by MHLP and the Intervenors against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the “Conditional Settlement Agreement”). The Trustee filed a motion for approval of the Conditional Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Conditional Settlement Agreement was in the best interest of the unitholders. However, on June 19, 2007, the Court issued an order denying the Trustee’s motion to approve the conditional settlement, so the case is currently set to be tried.

Since the Court’s June 19, 2007 Order, Pioneer, Woodside, and the Trustee each filed separate motions for summary judgment on several of the claims and issues in the Lawsuit. Arguments on those motions are set for dates in August and September 2007. The Court has also issued an order moving the current trial setting from October 8, 2007 to December 3, 2007. The Trustee denies that any of Plaintiffs’ claims against the Trustee have any merit, and the Trustee will continue to vigorously defend against such claims as permitted under the terms of the Trust Indenture.

The Trustee will make the full detail of the underlying data of the December 31, 2006 reserve report available for use in connection with the sale of the Partnership’s Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to DeGoyler & McNaughton (D&M), see pages 23 and 24 of the Form 10-K for the year ended December 31, 2006 and Note 6 in the Notes to Financial Statements included elsewhere in the Form 10-K. Any final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Liquidity for Trust Expenses

As of June 30, 2007, the Trust had $3,619 in cash and short-term investments reserved for Trust expenses and $172,373 in unpaid Trust expenses. Based on current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee will be required to borrow money in accordance with the Trust Indenture to fund future Trust expenses. The Trustee is currently reviewing alternatives for loans to the Trust permitted under the Trust Indenture, including loans on a secured basis. In the event any loans are made to the Trust, the Trust Indenture will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

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

Date: August 14, 2007

The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.