Form 10-Q
period 2007-09-30
MESA OFFSHORE TRUST
filed 2007-11-14
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 1-08432

MESA OFFSHORE TRUST
(Exact name of Registrant as Specified in its Charter)

Texas (State of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JPMorgan Chase Bank, N.A., Trustee Institutional Trust Services 919 Congress Avenue Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

1-800-852-1422
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of November 14, 2007—71,980,216 Units of Beneficial Interest in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Royalty income	$—	$31,097	$—	$145,642
Interest income	—	7,808	5,080	18,017
General and administrative expense	—	(38,905)	(5,080)	(163,659)

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and short-term investments	$3,269	$797,074
Interest receivable	—	2,970
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,063)	(380,902,063)

Total assets	$6,206	$802,981

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$3,269	$800,044
Distributions payable	—	—
Expenses payable	1,483,545	—
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(1,480,608)	2,937

Total liabilities and trust corpus	$6,206	$802,981

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Trust corpus, beginning of period	$(169,436)	$2,966	$2,937	$3,048
Distributable income	—	—	—	—
Trust expenses payable	(1,311,172)		(1,483,545)
Distributions to unitholders	—	—	—	—
Amortization of net overriding royalty interest	—	(29)	—	(111)

Trust corpus, end of period	$(1,480,608)	$2,937	$(1,480,608)	$2,937

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

        JPMorgan Chase Bank, N.A. is the Trustee (the "Trustee") of the Trust. JPMorgan Chase & Co. and The Bank of New York Company ("BNY") announced in April 2006 an agreement pursuant to which BNY would acquire a portion of JPMorgan Chase's corporate trust business in exchange for BNY's consumer small business and middle market banking business. This transaction did not include any transfer by JPMorgan Chase Bank, N.A. of its obligations as Trustee of this Trust.

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

  Status of the Trust

        The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust. See "—Timing of Liquidation" below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

  Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MHLP") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc. (referred to below in this Note collectively with Pioneer Natural Resources Company, as "Pioneer"); Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as

Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MHLP's Original Petition alleges Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drill thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MHLP later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MHLP seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MHLP to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

        MHLP's Original Petition did not contain any claims against the Trustee, except to enjoin the Trustee from terminating the Trust during the pendency of the Lawsuit. In April 2005, the Trustee voluntarily entered into an agreement with MHLP whereby the Trustee would not terminate the Trust without first giving MHLP at least sixty days written notice. This agreement allowed MHLP time to obtain documents and discovery from Pioneer and Woodside, and allowed the Trustee time to investigate the claims asserted by MHLP against Pioneer and Woodside to determine if they had any merit and, most importantly, whether they would benefit the Trust. During the six month period between April and October 2005, the Trustee conducted an independent investigation including: numerous meetings and discussions with the parties; reviewing the relevant documents with the Trustee's counsel; employing independent reservoir engineers to evaluate the reserves in which the Trust has an interest; engaging independent joint venture auditors to examine the accounting records of the operator, Pioneer, relating to revenues and expenses allocated to the Partnership's interests; and obtaining from both MHLP and Pioneer their respective legal analyses of the challenged farmout.

        Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the vast discrepancy between the reserves claimed by the MHLP and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee's assessment of whether the Trust was better off with the cost-free override created by the Pioneer/Woodside farmout, or the prior cost-burdened net profits interest that MHLP seeks to restore through the Lawsuit. Unfortunately, Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively, and delayed the commencement of production until 2006.

        Faced with these post-hurricane delays, the Trustee urged all the parties to consent to a bifurcated trial of the farmout issue on an expedited basis. The Trustee proposed to MHLP that if the Court determined that the farmout was not valid and that restoring the net profit interest would benefit the Trust, then the Trust would reimburse MHLP's reasonable attorneys' fees, up to $100,000, and the Trustee would allow MHLP's counsel to represent the Trust in prosecuting the damages portion of the case. Conversely, if MHLP were to lose on the expedited determination of the farmout issue, and in the absence of more evidence to support any ancillary claims, then MHLP would dismiss the other claims and would not be reimbursed, and the Trustee would move forward to terminate the Trust.

        While the Trustee, Pioneer, and Woodside all agreed to an expedited trial of the farmout issues, MHLP balked. Contrary to the assertions of MHLP and the Intervenor Plaintiffs identified below, the Trustee never agreed that the claims asserted by MHLP against Pioneer and Woodside "had merit"—the Trustee simply stated that the farmout issue might merit adjudication at that time to determine (1) if MHLP was legally correct, and (2) if setting aside the farmout would benefit the Trust.

        When MHLP refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MHLP that the Trustee's investigation of MHLP's allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MHLP that the Trustee's independent joint venture auditors and reservoir engineers had not found any evidence to date to support MHLP's damage allegations.

        It was at this point, in November 2005, in the midst of the Trustee's negotiations with MHLP to obtain an agreed adjudication of MHLP's claims, that MHLP alleged for the first time that the Trustee had a conflict of interest because of JPMorgan's long-standing lending relationship with Pioneer. Although it is clear under the Trust Indenture, the Texas Trust Act, and relevant case law that JPMorgan is not precluded, by holding the position of Trustee, from pursuing commercial banking activities not involving Trust funds, MHLP amended its petition and asserted claims against the Trustee on November 28, 2005.

        Although MHLP's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MHLP's claims, on November 30, 2005, JPMorgan announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MHLP's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MHLP, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, neither MHLP nor Pioneer have identified a willing qualified successor Trustee that is not also a lender under one of Pioneer's credit facilities (which status MHLP contends is an alleged conflict of interest).

        In 2006, after the Court denied MHLP's attempt to remove JPMorgan as Trustee, the parties pursued formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by MHLP and the Intervenors is that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside Farmout—the Midway #5 well on the Brazos A-39 Lease. Woodside and Pioneer witnesses have given sworn testimony in depositions about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After this time, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected production from the well might affect the value of the Trust's interests. The Trustee's independent engineers determined that the initial data regarding projected production from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership most likely would not have received any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by MHLP and the Intervenors. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR developed a hydrogen sulfide contingency plan, which was required and approved by the MMS, and will install the necessary alarm and safety systems. The well is expected to return to production during the fourth quarter of 2007 pending the installation of the required safety equipment. The last rate on production was 2.4—3 MMCFD with 4,600 psi flowing tubing pressure.

        On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MHLP. Another group of unitholders, led by Keith A. Wiegand (together with Dagger-Spine, the "Intervenors"), also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MHLP. MHLP and Intervenors are referred to as the "Plaintiffs."

        On January 26, 2007, the Trustee reached a conditional settlement of the claims asserted by MHLP and the Intervenors against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Conditional Settlement Agreement"). The Trustee filed a motion for approval of the Conditional Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Conditional Settlement Agreement was in the best interest of the unitholders, but the Plaintiffs opposed it. On June 19, 2007, the Court issued an order denying the Trustee's motion to approve the Conditional Settlement Agreement. The Court also issued an order setting the trial date to December 3, 2007.

        In June and July 2007, Pioneer and Woodside filed motions with the Court that argued that the claims against them did not have merit as a matter of law. Pioneer's motion included an argument that the Plaintiffs do not have the legal right to sue Pioneer because the claims belonged to the Trust, not the beneficiaries of the Trust. The motions are still pending before the Court. On October 19, 2007, the Trustee offered to assign to the Plaintiffs the Trust's claims against Pioneer and Woodside. Through their counsel, the Plaintiffs and the Trustee also began negotiating a resolution of the claims pending between them, and on October 26, 2007, the Trustee and the Plaintiffs informed the Court of an agreement in principle to settle.

        Since October 26, 2007, the Trustee and the Plaintiffs have been working to document that settlement agreement, which would include as part of that settlement a plan for JPMorgan Chase to resign as Trustee and for the Plaintiffs to seek Court appointment of a substitute or temporary trustee. The Trustee also anticipates that the agreement will contain a provision for the payment by JPMorgan Chase of an amount to cover certain out-of-pocket legal expenses of the Plaintiffs and an agreement by JPMorgan Chase to continue to extend some credit to the Trust for a specified period of time in exchange for a complete release of all claims against JPMorgan Chase individually and as Trustee. The Court has temporarily stayed the case pending this final agreement. This settlement agreement, when executed, shall be subject to court approval and will not address any of the claims against the other defendants. The Trustee will provide notice to all unitholders of the Court hearing to approve the agreement, which is anticipated to be set in January 2008.

        The Trustee will make the full detail of the underlying data of the December 31, 2006 reserve report available for use in connection with any sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to DeGoyler & McNaughton (D&M), see pages 23 and 24 of the Form 10-K for the year ended December 31, 2006 and Note 6 in the Notes to Financial Statements included elsewhere in the Form 10-K. Any final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

Note 3—Liquidity for Trust Expenses

        As of September 30, 2007, the Trust had $3,269 in cash and short-term investments reserved for Trust expenses and $1,483,545 in unpaid Trust expenses. Based on current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan Chase Bank, N.A. on September 28, 2007 for demand loans that may be advanced from time to time in the principal amount of up to $3.0 million until JPMorgan Chase Bank makes demand for payment of the note in full or until December 31, 2008, whichever is earlier. The demand loans will bear interest at the prime rate plus 2%. The Trust Indenture prohibits the Trustee from making any distributions to unitholders until these loans are repaid in full.

        The Demand Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Mesa Offshore Trust, pursuant to a Pledge Agreement dated September 28, 2007 executed by the Trust for the benefit of the Lender.

        As of November 1, 2007, $1,436,000 has been advanced to the Trustee for payment of Trust expenses.

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

Note 5—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2006 Annual Report on Form 10-K.

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

          (b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue. Trust expenses payable at September 30, 2007 are reported as a reduction in Trust Corpus.

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. For the three and nine months ended September 30, 2007 no royalty income was received by the Trust, accordingly no Trust distribution was made to the unitholders.

        Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of September 30, 2007, there is a deficit balance due PNR of approximately $1.5 million, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. Currently, PNR estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1.4 million, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income.

        No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses paid from the reserve that the Trustee established for anticipated future expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of September 30, 2007, $3.5 million will be withheld by the Trustee from future Royalty income before Trust distributions to the unitholders will resume. During the three months ended September 30, 2007 and 2006, the Trust had no distributable income. Interest income and the reserve for Trust expenses were used to pay $350 and $801,855 of the Trust's general and administrative expenses of $1,311,522 and $2,285,400 for the three months and nine months ended September 30, 2007, respectively. As of September 30, 2007, the Trust has unpaid expenses of $1,483,545.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General and administrative costs incurred during the period	$1,311,522	$262,381	$2,285,400	$931,254
(Deductions from) additions to reserve for Trust expenses	(350)	(223,476)	(796,775)	(767,595)
Unpaid Trust expenses	(1,311,172)	—	(1,483,545)	—

General and administrative costs as reported	$—	$38,905	$5,080	$163,659

        General and administrative expenses of the Trust for the third quarter of 2007 increased 400% to $1,311,522 as compared to $262,381 for the same period in 2006. General and administrative expenses for the first nine months of 2007 increased 145% to $2,285,400 as compared to $931,254 for the same period in 2006. The increase in general and administrative expenses in 2007 is primarily due to an increase in legal fees as a result of the pending litigation discussed in "Legal Proceedings."

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

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K for the year ended 2006, including under Item 1A. "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Below is a summary of Royalty income received on the Trust properties for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross proceeds @ 90%	$5,664	$65,057	$29,547	$229,623
Operating expenditures @ 90%	(70,832)	(72,479)	(82,105)	(114,456)
Change in abandonment estimate @ 90%	—	(810,082)	—	(810,082)
Capital expenditures @ 90%	—	—	—	(8,032)

Net proceeds (deficit)	$(65,168)	$(817,504)	$(52,558)	$(702,947)
Increase (decrease) in deficit	65,168	848,604	52,558	(848,604)

Net proceeds	$—	$31,100	$—	$145,657

Royalty Income (99.99%)	$—	$31,097	$—	$145,642

        Below is a summary of distributable income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Royalty income	$—	$31,097	$—	$145,642
Interest income	—	7,808	5,080	18,017
General and administrative expenses	—	(38,905)	(5,080)	(163,659)

Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accummulated deficit due PNR (as of end of period)	$(1,470,467)	$(848,519)	$(1,470,467)	$(848,519)

        During the third quarters of 2007 and 2006, the Trust had no distributable income. Interest income and the reserve for Trust expenses were used to pay $350 and $801,855 of the Trust's general and administrative expenses of $1,311,522 and $2,285,400 for the three months and nine months ended September 30, 2007, respectively. The Trust has unpaid expenses of $1,483,545 as of September 30, 2007. On September 28, 2007 the Trust entered into a Demand Promisory Note with JPMorgan Chase Bank, N.A. in which there will be loans advanced by the lender from time to time not to exceed $3.0 million. This Demand Note will be used to pay any unpaid adminsistrative expenses related to the operation of the Trust. As of November 1, 2007, approximately $1,436,000 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General and administrative costs incurred during the period	$1,311,522	$262,381	$2,285,400	$931,254
Deductions from (additions to) reserve for Trust expenses	(350)	(223,476)	(796,775)	(767,595)
Unpaid Trust expenses	(1,311,172)	—	(1,483,545)	—

General and administrative costs as reported	$—	$38,905	$5,080	$163,659

        General and administrative expenses of the Trust for the third quarter of 2007 increased 400% to $1,311,522 as compared to $262,381 for the same period in 2006. General and administrative expenses for the first nine months of 2007 increased 145% to $2,285,400 as compared to $931,254 for the same period in 2006. The increase in general and administrative expenses in 2007 is primarily due to an increase in legal fees as a result of pending litigation discussed in "Legal Proceedings."

Operational Review

        PNR has advised the Trust that during the third quarter of 2007 its offshore gas production would have been marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2007 were generally lower than spot market prices in the third quarter of 2006.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross proceeds @ 90%	$5,664	$65,057	$29,547	$142,483
Operating expenditures @ 90%	(46,870)	(72,479)	(57,898)	(107,313)
Change in abandonment estimate @ 90%	—	(810,082)	—	(810,082)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$(41,206)	$(817,504)	$(28,351)	$(774,912)

        As of September 30, 2007, these two blocks had one well capable of producing, the Brazos A-39 #5, which was shut-in during the second quarter of 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. The Brazos A-7 No. B-1 well, operated by Newfield, is no longer producing as of December 31, 2006 and is in the process of being abandoned. PNR entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

        The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Coldren Resources LP. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury-absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR developed a hydrogen sulfide contingency plan, which was approved by the MMS and will install the necessary alarm and safety systems. The well is expected to return to production during the fourth quarter of 2007 pending the installation of the required safety equipment. The last rate on production was 2.4—3 MMCFD with 4,600 psi flowing tubing pressure.

        Under the terms of a Farmout Agreement between PNR and Woodside Energy (USA) Inc., PNR farmed out to Woodside the undivided one-half interest previously burdened by the Partnership's net profits interest, but expressly providing that the farmed out interest would not be subject to the Partnership's net profits interest. PNR reserved a 10% overriding royalty interest, proportionately reduced to the interest conveyed, which interest, upon Woodside's recoupment of specified costs and expenses, would increase to 12.5%, proportionately reduced to the interest conveyed. The Partnership's net profits interest burdens the overriding royalty interest reserved by PNR. PNR has informed the Trustee that it believes this process is consistent with the terms of the original conveyance and with the handling of other farmout transactions involving lands burdened by the Partnership's net profits interest.

        PNR continues to own the undivided one-half interest not burdened by the Partnership's net profits interest and will participate in and operate the well as owner of that undivided one-half interest (subject to an agreement with Woodside to grant Woodside such interest in PNR's remaining undivided one-half interest to equalize those parties participation in the well).

        PNR has noted to the Trustee that the Farmout Agreement enabled the drilling costs of these prospects to be carried on the Partnership's interest in part by Woodside. PNR further noted that the Partnership's net profits interest would not have entitled the Trust (through the Partnership) to payment until drilling costs and applicable interest were recovered, whereas the overriding royalty interest retained under the Farmout Agreement entitles the Trust (through the Partnership) to payments prior to the recoupment of expenses incurred by Woodside and PNR. As noted above, the first prospect on Brazos A-7 was determined to be a dry hole. Under the Farmout Agreement and related agreements, those drilling and abandonment costs have been born entirely by PNR and Woodside and are not subject to recoupment from any proceeds otherwise payable to the Partnership or the Trust. Similarly, the Partnership's current interest in the "Midway" prospect on Brazos A-39 will be entitled to payment prior to PNR's and Woodside's recovery of expenses for drilling, completion, sub-sea tie backs and other costs.

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

West Delta 61 and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross proceeds @ 90%	$—	$—	$—	$87,140
Operating expenditures @ 90%	(23,962)	—	(24,205)	(7,143)
Change in abandonment estimate @ 90%	—	—	—	—
Capital expenditures @ 90%	—	—	—	(8,032)

Net proceeds (deficit)	$(23,962)	$—	$(24,205)	$71,965

        Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that production at West Delta resumed at three of the four wells in October 2007 at a combined production rate of 4.8 MMCFD. The proceeds for the nine months ended September 30, 2006 consist of revenue adjustments related to prior periods received by the Trust during the first nine months of 2006, and as such do not relate to production at the West Delta properties during 2006.

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

Abandonment Expenditures

        During the first nine months of 2006, PNR exhausted the $0.3 million cash reserve established as of December 31, 2005. In the third quarter of 2006, PNR revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of September 30, 2007, PNR had spent approximately $1.1 million of the $1.4 million estimate, while approximately $0.3 million of PNR's original estimate for total repairs remains to be spent. As the reserve for future abandonment cost was fully utilized during 2006, the total $1.4 million of the Partnership's interest in estimated repairs will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to unitholders in the future until PNR recoups the Partnership's portion of abandonment expenses from gross proceeds.

Production and Price Review

        Production volumes for natural gas decreased to 745 Mcf in the third quarter of 2007 as compared with 9,930 Mcf in the third quarter of 2006. The average sales price received for natural gas in the third quarter of 2007 was $7.36 per Mcf as compared with $6.44 per Mcf in the third quarter of 2006. Crude oil, condensate and natural gas liquids production volumes decreased to 3 barrels in the third quarter of 2007 as compared to 16 barrels in the third quarter of 2006. The average sales price in the third quarter of 2007 for crude oil, condensate and natural gas liquids was $61.33 per barrel as compared with $66.50 per barrel in the third quarter of 2006.

        Production volumes for natural gas decreased to 4,198 Mcf for the nine months ended September 30, 2007 as compared with 26,844 Mcf for the nine months ended September 30, 2006. The average sales price received for natural gas for the nine months ended September 30, 2007 was $6.79 per Mcf as compared with $7.78 per Mcf for the nine months ended September 30, 2006. Crude oil, condensate and natural gas liquids production volumes decreased to 19 barrels for the nine months ended September 30, 2007 as compared to 354 barrels for the nine months ended September 30, 2006. The average sales price for the nine months ended September 30, 2007 for crude oil, condensate and natural gas liquids was $53.84 per barrel as compared with $58.63 per barrel for the nine months ended September 30, 2006.

Termination of the Trust

        The Trust Indenture provides that the Trust will terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. During 2005, the Trustee has previously taken steps to begin the process of liquidating the Trust. See "—Timing of Liquidation" above in Note 2. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no discretion regarding the occurrence of the Termination Threshold or its consequences.

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the Trust properties. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements. The Trustee is currently reviewing a potential online bidding process for participants in order to provide current public information on bidding to the marketplace. The Trustee will also determine a duration of bidding that it deems in the best interest of the Unitholders.

Assets and Liabilities in the Process of Liquidation

        As a result of the contractual termination of the Trust effective January 1, 2005, the Trust is in the process of liquidation. The below table presents the assets of the Trust at their estimated fair value:

September 30 2007
ASSETS
Cash and short term investments	$3,269
Interest receivable	—
Net overriding royalty interest in oil and gas properties	1,132,487

Total assets	$1,135,756

LIABILITIES
Trust expenses payable	1,483,545
Reserve for Trust expenses	$3,269

Total liabilities	1,486,814

Net assets in process of liquidation	$(351,058)

        The net overriding royalty interest in oil and gas properties at September 30, 2007 reflect the Trustee's estimate of value, (in the absence of third-party appraisals or evaluations) based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of September 30, 2007. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at September 30, 2007, which were derived from the December 31, 2006 reserve report prepared by DeGolyer and

    MacNaughton (D&M) and updated for first nine months of 2007 production. The working interest owner has not prepared a reserve report as of September 30, 2007, and therefore any revisions in oil and gas reserves during the first nine months of 2007 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

  •
  Forward strip commodity prices on September 30, 2007 and then escalated 2% thereafter.

  •
  Includes approximately $1.4 million of future abandonment costs.

  •
  Discount rate of 10%.

Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MHLP") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc. (referred to below in this Note collectively with Pioneer Natural Resources Company, as "Pioneer"); Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MHLP's Original Petition alleges Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drill thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MHLP later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MHLP seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MHLP to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

        MHLP's Original Petition did not contain any claims against the Trustee, except to enjoin the Trustee from terminating the Trust during the pendency of the Lawsuit. In April 2005, the Trustee voluntarily entered into an agreement with MHLP whereby the Trustee would not terminate the Trust without first giving MHLP at least sixty days written notice. This agreement allowed MHLP time to obtain documents and discovery from Pioneer and Woodside, and allowed the Trustee time to investigate the claims asserted by MHLP against Pioneer and Woodside to determine if they had any merit and, most importantly, whether they would benefit the Trust. During the six month period between April and October 2005, the Trustee conducted an independent investigation including: numerous meetings and discussions with the parties; reviewing the relevant documents with the Trustee's counsel; employing independent reservoir engineers to evaluate the reserves in which the Trust has an interest; engaging independent joint venture auditors to examine the accounting records of the operator, Pioneer, relating to revenues and expenses allocated to the Partnership's interests; and obtaining from both MHLP and Pioneer their respective legal analyses of the challenged farmout.

        Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the vast discrepancy between the reserves claimed by the MHLP and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee's assessment of whether the Trust was better off with the cost-free override created by the Pioneer/Woodside farmout, or the prior cost-burdened net profits interest that MHLP seeks to restore through the Lawsuit. Unfortunately, Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively, and delayed the commencement of production until 2006.

        Faced with these post-hurricane delays, the Trustee urged all the parties to consent to a bifurcated trial of the farmout issue on an expedited basis. The Trustee proposed to MHLP that if the Court determined that the farmout was not valid and that restoring the net profit interest would benefit the Trust, then the Trust would reimburse MHLP's reasonable attorneys' fees, up to $100,000, and the Trustee would allow MHLP's counsel to represent the Trust in prosecuting the damages portion of the case. Conversely, if MHLP were to lose on the expedited determination of the farmout issue, and in the absence of more evidence to support any ancillary claims, then MHLP would dismiss the other claims and would not be reimbursed, and the Trustee would move forward to terminate the Trust.

        While the Trustee, Pioneer, and Woodside all agreed to an expedited trial of the farmout issues, MHLP balked. Contrary to the assertions of MHLP and the Intervenor Plaintiffs identified below, the Trustee never agreed that the claims asserted by MHLP against Pioneer and Woodside "had merit"—the Trustee simply stated that the farmout issue might merit adjudication at that time to determine (1) if MHLP was legally correct, and (2) if setting aside the farmout would benefit the Trust.

        When MHLP refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MHLP that the Trustee's investigation of MHLP's allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MHLP that the Trustee's independent joint venture auditors and reservoir engineers had not found any evidence to date to support MHLP's damage allegations.

        It was at this point, in November 2005, in the midst of the Trustee's negotiations with MHLP to obtain an agreed adjudication of MHLP's claims, that MHLP alleged for the first time that the Trustee had a conflict of interest because of JPMorgan's long-standing lending relationship with Pioneer. Although it is clear under the Trust Indenture, the Texas Trust Act, and relevant case law that JPMorgan is not precluded, by holding the position of Trustee, from pursuing commercial banking activities not involving Trust funds, MHLP amended its petition and asserted claims against the Trustee on November 28, 2005.

        Although MHLP's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MHLP's claims, on November 30, 2005, JPMorgan announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MHLP's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MHLP, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, neither MHLP nor Pioneer have identified a willing qualified successor Trustee that is not also a lender under one of Pioneer's credit facilities (which status MHLP contends is an alleged conflict of interest).

        In 2006, after the Court denied MHLP's attempt to remove JPMorgan as Trustee, the parties pursued formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by MHLP and the Intervenors is that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside Farmout—the Midway #5 well on the Brazos A-39 Lease. Woodside and Pioneer witnesses have given sworn testimony in depositions about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After this time, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected production from the well might affect the value of the Trust's interests. The Trustee's independent engineers determined that the initial data regarding projected production from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership most likely would not have received any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by MHLP and the Intervenors. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR developed a hydrogen sulfide contingency plan, which was required and approved by the MMS, and will install the necessary alarm and safety systems. The well is expected to return to production during the fourth quarter of 2007 pending the installation of the required safety equipment. The last rate on production was 2.4—3 MMCFD with 4,600 psi flowing tubing pressure.

        On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MHLP. Another group of unitholders, led by Keith A. Wiegand (together with Dagger-Spine, the "Intervenors"), also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MHLP. MHLP and Intervenors are referred to as the "Plaintiffs."

        On January 26, 2007, the Trustee reached a conditional settlement of the claims asserted by MHLP and the Intervenors against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Conditional Settlement Agreement"). The Trustee filed a motion for approval of the Conditional Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Conditional Settlement Agreement was in the best interest of the unitholders, but the Plaintiffs opposed it. On June 19, 2007, the Court issued an order denying the Trustee's motion to approve the Conditional Settlement Agreement. The Court also issued an order setting the trial date to December 3, 2007.

        In June and July 2007, Pioneer and Woodside filed motions with the Court that argued that the claims against them did not have merit as a matter of law. Pioneer's motion included an argument that the Plaintiffs do not have the legal right to sue Pioneer because the claims belonged to the Trust, not the beneficiaries of the Trust. The motions are still pending before the Court. On October 19, 2007, the Trustee offered to assign to the Plaintiffs the Trust's claims against Pioneer and Woodside. Through their counsel, the Plaintiffs and the Trustee also began negotiating a resolution of the claims pending between them and on October 26, 2007, the Trustee and the Plaintiffs informed the Court of an agreement in principle to settle.

        Since October 26, 2007, the Trustee and the Plaintiffs have been working to document that settlement agreement, which would include as part of that settlement a plan for JPMorgan Chase to resign as Trustee and for the Plaintiffs to seek Court appointment of a substitute or temporary trustee. The Trustee also anticipates that the agreement will contain a provision for the payment by JPMorgan Chase of an amount to cover certain out-of-pocket legal expenses of the Plaintiffs and an agreement by JPMorgan Chase to continue to extend some credit to the Trust for a specified period of time in exchange for a complete release of all claims against JPMorgan Chase individually and as trustee. The Court has temporarily stayed the case pending this final agreement. This settlement agreement, when executed, shall be subject to court approval and will not address any of the claims against the other defendants. The Trustee will provide notice to all unitholders of the Court hearing to approve the agreement, which is anticipated to be set in January 2008.

        The Trustee will make the full detail of the underlying data of the December 31, 2006 reserve report available for use in connection with any sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to DeGoyler & McNaughton (D&M), see pages 23 and 24 of the Form 10-K for the year ended December 31, 2006 and Note 6 in the Notes to Financial Statements included elsewhere in the Form 10-K. Any final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Liquidity for Trust Expenses

        As of September 30, 2007, the Trust had $3,269 in cash and short-term investments reserved for Trust expenses and $1,483,545 in unpaid Trust expenses. Based on current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan Chase Bank, N.A. on September 28, 2007 for demand loans that may be advanced from time to time in the principal amount of up to $3.0 million until JPMorgan Chase Bank makes demand for payment of the note in full or until December 31, 2008, whichever is earlier. The demand loans will bear interest at the prime rate plus 2%. The Trust Indenture prohibits the Trustee from making any distribution to unitholders until these loans are repaid in full.

        The Demand Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Mesa Offshore Trust, pursuant to a Pledge Agreement dated September 28, 2007 executed by the Trust for the benefit of the Lender.

        As of November 1, 2007, $1,436,000 has been advanced to the Trustee for payment of Trust expenses.

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

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective.

        Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors "—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties" in the Trust's 10-K for the year ended 2006 for a description of certain risks relating to these arrangements and reliance.

        Changes in Internal Control over Financial Reporting.    In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust's last fiscal quarter, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the working interest owners or the managing general partner of the Partnership.

PART II

Item 6.    Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan Chase Bank, N.A. was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

			SEC File or Registration Number	Exhibit Number
4(a	)*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg	)
4(b	)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh	)
4(c	)*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii	)
4(d	)*	Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d	)
4(e	)*	Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e	)
10.1*		Demand Promissory Note, dated as of September 28, 2007 (Exhibit 10.1 to Form 8-K filed on October 3, 2007).	1-8432
10.2*		Pledge Agreement, dated as of September 28, 2007 (Exhibit 10.2 to Form 8-K filed on October 3, 2007).	1-8432
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By:	/s/ JPMORGAN CHASE BANK, N.A., Trustee
By:
Mike Ulrich
Vice President & Trust Officer The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

Date: November 14, 2007

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
SIGNATURES