Form 10-K
period 2007-12-31
MESA OFFSHORE TRUST
filed 2008-04-03
CIK 711303

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-8432

Mesa Offshore Trust
(Exact Name of Registrant as Specified in Its Charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	76-6004065 (I.R.S. Employer Identification No.)
JP Morgan Chase Bank, N.A., Trustee Institutional Trust Services 919 Congress Avenue, Austin, Texas (Address of Principal Executive Offices)	78701 (Zip Code)

Registrant's telephone number, including area code: 1-800-852-1422

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
 Units of beneficial interest
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of 71,980,216 Units of Beneficial Interest in Mesa Offshore Trust held by non-affiliates of the registrant at the closing sales price on June 30, 2007, of $0.09 was approximately $6,478,219.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of March 31, 2008, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Note Regarding Forward-Looking Statements

        This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business—Timing of Liquidation," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements of the Trust regarding the future net revenues of the Trust, are forward-looking statements. Although Pioneer Natural Resources USA, Inc. has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-K, including, without limitation in conjunction with the forward-looking statements included in this Form 10-K. A consolidated summary description of principal risk factors that could cause actual results to differ is also set forth in this Form 10-K under "Item 1A. Risk Factors." All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I

Item 1.    Business.

DESCRIPTION OF THE TRUST

        The Mesa Offshore Trust (the "Trust"), created under the laws of the State of Texas, maintains its offices at the office of the Trustee, JPMorgan Chase Bank, N.A. (the "Trustee" or "JPMorgan"), 919 Congress Avenue, Austin, Texas 78701. The telephone number of the Trust is 1-800-852-1422. JPMorgan was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. JPMorgan Chase & Co. and The Bank of New York Company ("BNY") announced in April 2006 an agreement pursuant to which BNY would acquire a portion of JPMorgan Chase & Co.'s corporate trust business in exchange for BNY's consumer small business and middle market banking business. This transaction did not include any transfer by JPMorgan of its obligations as Trustee of this Trust.

        The Trustee does not maintain a website for filings by the Trust with the U.S. Securities and Exchange Commission ("SEC"). Electronic filings by the Trust with the SEC are available free of charge through the SEC's website at www.sec.gov.

        The principal asset of the Trust consists of a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust was created on December 28, 1982, effective December 1, 1982, when Mesa Petroleum Co. conveyed to the Partnership certain overriding royalty interests (collectively, the "Royalty") carved out of Mesa Petroleum Co.'s existing working interests in ten producing and non-producing oil and gas leases offshore Louisiana and Texas (the "Royalty Properties"). The Partnership was formed for the purpose of receiving and holding the Royalty, receiving the proceeds from the Royalty, paying the liabilities and expenses of the Partnership and disbursing remaining revenues to the Trustee and Mesa Offshore Management Co., the managing general partner of the Partnership at that time, in accordance with their interests. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. ("PNR") (successor to Mesa Operating Co.), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNR owns and operates its assets through PNRC and is also the managing general partner of the Partnership. PNR and PNRC are referred to hereinafter collectively as "Pioneer." As hereinafter used in this report, the term PNR generally refers to the operator of the Royalty Properties, unless otherwise indicated. See "—Legal Proceedings and Status of the Trust" beginning on page 9 of this Form 10-K and "—Timing of Liquidation" beginning on page 12 of this Form 10-K for additional information regarding Pioneer and the Trust.

        Units of beneficial interest ("units") in the Trust were issued on December 28, 1982 to Mesa Petroleum Co. shareholders, who received one unit for each share of Mesa Petroleum Co. common stock held.

        The terms of the Mesa Offshore Trust Indenture (the "Trust Indenture") provide, among other things, that: (1) the Trust cannot acquire any asset other than its interest in the Partnership and cannot engage in any business or investment activity; (2) the Royalty can be sold in part or in total for cash upon approval of the unitholders or upon liquidation of the Trust; (3) the Trustee can establish cash reserves and borrow funds to pay liabilities of the Trust and can pledge the assets of the Trust to secure payment of the borrowing; (4) the Trustee will make quarterly distributions of cash available for distribution to the unitholders in January, April, July and October of each year; and (5) the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units. Amounts paid to the Trustee as compensation were approximately $177,000, $360,000 and $204,000 for the years 2007, 2006 and 2005, respectively. As described further in "—Legal Proceedings and Status of the Trust" beginning on page 9 of this Form 10-K, the Termination Threshold was met in each of the three consecutive years ending December 31, 2004. However, due to pending litigation involving the Trust that directly challenges whether the Termination Threshold has in fact been met, the Trustee cannot predict the timing of the sale of all or a portion of the Partnership assets as part of the Trust liquidation and termination. As part of the liquidation and eventual termination of the Trust, the Trustee will sell for cash all the assets held by the Partnership and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

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

        Under the instrument conveying the Royalty to the Partnership (the "Conveyance"), the Trust is entitled to its share (99.99%) of 90% of the Net Proceeds, as hereinafter defined, realized from the sale of the hydrocarbons as, if and when produced from the Royalty Properties. See "Description of Royalty Properties" on page 14 of this Form 10-K. The Conveyance provides for a monthly computation of Net Proceeds. "Net Proceeds" means the excess of Gross Proceeds, as hereinafter defined, received by PNR during a particular period over operating and capital costs and an amount to be recovered for future abandonment costs during such period. "Gross Proceeds" means generally the amount received by PNR from the sale of its share of minerals covered by the Royalty, subject to certain adjustments. Operating costs means, generally, costs incurred by PNR in operating the Royalty Properties, including capital costs. If operating and capital costs exceed the Gross Proceeds for any month, the excess plus interest thereon at the prime rate of the Bank of America plus one-half percent is recovered out of future Gross Proceeds prior to the making of further payment to the Trust. The Trust is not liable for any operating costs or other costs or liabilities attributable to the Royalty Properties or minerals produced therefrom. PNR, as owner of the working interest in the Royalty Properties, is required to maintain books and records sufficient to determine the amounts payable under the Royalty. Additionally, in the event of a controversy between PNR and any purchaser as to the correct sale price for any production, amounts received by PNR and promptly deposited by it with an escrow agent are not considered as having been received by PNR and therefore are not subject to being payable with respect to the Royalty until the controversy is resolved; but all amounts thereafter paid to PNR by the escrow agent will be considered amounts received from the sale of production. Similarly, operating costs include any amounts PNR is required to pay whether as a refund, interest or penalty to any purchaser because the amount initially received by PNR as the sales price was in excess of that permitted by the terms of any applicable contract, statute, regulation, order, decree or other obligation. Within 30 days following the close of each calendar quarter, PNR is required to deliver to the Trustee a statement of the computation of Net Proceeds attributable to such quarter.

        The Royalty Properties are required to be operated by PNR in accordance with reasonable and prudent business judgment and good oil and gas field practices. PNR has the right to abandon any well or lease if, in its opinion, such well or lease ceases to produce or is not capable of producing oil, gas or other minerals in commercial quantities. PNR markets the production on terms deemed by it to be the best reasonably obtainable under the circumstances. See "Contracts" on page 16 of this Form 10-K.

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

        This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the Code), existing and proposed Treasury Regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service (the "IRS"). No assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

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

  Sale of Units

        Generally, except for recapture items, the sale, exchange or other disposition of a unit will result in capital gain or loss measured by the difference between the tax basis in the unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income up to the amount of intangible drilling and development costs incurred and depletion claimed to the extent it reduced the taxpayer's basis in the property. Under this provision, depletion attributable to a unit acquired after 1986 will be subject to recapture as ordinary income upon disposition of the unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the unit was held by the unitholder as a capital asset, either long-term or short-term depending on the holding period of the unit. This capital gain or loss will be long-term if a unitholder's holding period exceeds one year at the time of sale or exchange. A long-term capital gains rate of 15% applies to most capital assets sold or exchanged with a holding period of more than one year. Capital gain or loss will be short-term if the unit has not been held for more than one year at the time of sale or exchange.

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

  Widely Held Fixed Investment Trust Reporting Information

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. JPMorgan Chase Bank, N.A. ("Trustee" or "JPMorgan"), 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

  Status of the Trust

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenge whether the Termination Threshold has in fact been met and thus have affected the liquidation process. See "—Timing of Liquidation" below. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

  Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MHLP") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR; Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MHLP's Original Petition alleges Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MHLP later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MHLP seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MHLP to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

        MHLP's Original Petition did not contain any claims against the Trustee, except to enjoin the Trustee from terminating the Trust during the pendency of the Lawsuit. In April 2005, the Trustee entered into an agreement with MHLP whereby the Trustee would not terminate the Trust without first giving MHLP at least sixty days written notice. This agreement allowed MHLP time to obtain documents and discovery from Pioneer and Woodside, and allowed the Trustee time to investigate the claims asserted by MHLP against Pioneer and Woodside to determine if they had any merit and, most importantly, whether they would benefit the Trust. During the six month period between April and October 2005, the Trustee conducted an independent investigation including: numerous meetings and discussions with the parties; reviewing the relevant documents with the Trustee's counsel; employing independent reservoir engineers to evaluate the reserves in which the Trust has an interest; engaging independent joint venture auditors to examine the accounting records of the operator, Pioneer, relating to revenues and expenses allocated to the Partnership's interests; and obtaining from both MHLP and Pioneer their respective legal analyses of the challenged farmout.

        Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the vast discrepancy between the reserves claimed by MHLP and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee's assessment of whether the Trust was better off with the cost-free override created by the Pioneer/Woodside farmout, or the prior cost-burdened net profits interest that MHLP seeks to restore through the Lawsuit. Unfortunately, Hurricane Katrina struck the Gulf of Mexico in August 2005 and delayed the commencement of production until 2006.

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

        When MHLP refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MHLP that the Trustee's investigation of MHLP's allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MHLP that the Trustee's independent joint venture auditors and reservoir engineers had not found any evidence to date to support any of MHLP's damage allegations.

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

        Although MHLP's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MHLP's claims, on November 30, 2005, JPMorgan announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MHLP's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MHLP, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, neither MHLP nor Pioneer has identified a willing qualified successor Trustee that is not also a lender under one of Pioneer's credit facilities (which status MHLP contends is an alleged conflict of interest).

        On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MHLP. Another group of unitholders, led by Keith A. Wiegand, (together with Dagger-Spine, the "Intervenors") also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MHLP. MHLP and the Intervenors are referred to hereinafter as the "Plaintiffs."

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer developed a hydrogen sulfide contingency plan, which was required and approved by the MMS, and has installed the necessary alarm and safety systems. The well returned to production on November 22, 2007 and is currently producing at 1-2 MMCFPD.

        On January 26, 2007, the Trustee reached a conditional settlement with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unitholders, but the Plaintiffs opposed it. On

June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement. The Court also issued an Order setting the trial date to December 3, 2007.

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

        On December 3, 2007, JPMorgan, for itself and in its capacity as Trustee of the Trust, entered into a Settlement Agreement and Release with the Plaintiffs and additional Trust unitholders (the "Plaintiffs' Settlement Agreement"). Also on December 3, 2007, the Trustee and the Plaintiffs filed a Joint Motion for Approval of Settlement Agreement (the "Joint Motion"). In response to the Joint Motion, on December 21, 2007, Pioneer filed cross-claims against the Trustee seeking declaratory and injunctive relief to prevent certain aspects of the proposed settlement between the Trustee and the Plaintiffs, and alleging that all or part of such proposed settlement constituted a breach of contract and fiduciary duty. On January 14, 2008, the Trustee filed an answer to Pioneer's cross-claims, in which the Trustee denied the cross-claims in their entirety, stated that they were baseless, and set forth numerous affirmative defenses. On January 22, 2008, the Court issued an Order denying the Joint Motion. As a result, the conditions precedent to the Plaintiffs' Settlement Agreement cannot be satisfied, and the Plaintiffs' Settlement Agreement is null and void. In addition to denying the Joint Motion, the Court also considered and denied in the same Order (i) application by the Plaintiffs for the appointment of a temporary trustee and (ii) Pioneer's application for a temporary restraining order. As a result of the Court's denial of the Joint Motion, and the Court's denial of the Plaintiffs' application for the appointment of a temporary trustee, JPMorgan has elected not to resign and continues to serve as Trustee. The Trustee continues to desire the appointment of a successor Trustee.

        As of the date of this Form 10-K, there is no trial date set for the Lawsuit, but it is expected that the trial will be scheduled for late 2008. The Court has not yet entered a new Docket Control Order to govern the schedule of the Lawsuit as it proceeds to trial.

        The Trustee will make the full detail of the underlying data of the December 31, 2007 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to DeGolyer & MacNaughton ("D&M"), see "—Description of Royalty Properties" in this Form 10-K and Note 8 in the Notes to Financial Statements included elsewhere in this Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

TIMING OF LIQUIDATION

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture.

        Due to the pending Lawsuit, the Trustee cannot predict the timing of the sale of all or a portion of the assets of the Partnership as part of the Trust termination.

Trust Assets and Liabilities

        As a result of the triggering of the Termination Threshold effective January 1, 2005, the Trust is in the process of liquidation. However, due to the pending Lawsuit that directly challenges whether the Termination Threshold has in fact been met, the Trustee cannot predict the timing of the sale of all or a portion of the Royalty making up the Partnership assets as part of the Trust liquidation and termination. The below table presents the assets of the Trust at their estimated fair value:

December 31, 2007
ASSETS
Cash and short term investments	$2,969
Interest receivable	—
Net overriding royalty interest in oil and gas properties	1,328,863

Total assets	1,331,832

LIABILITIES
Reserve for Trust expenses	$2,969
Trust expenses payable	190,955
Interest Payable	31,187
Note payable—JPMorgan	1,673,617

Total liabilities	1,898,728

Net assets in process of liquidation	$(566,896)

The net overriding royalty interest in oil and gas properties at December 31, 2007 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2007. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at December 31, 2007, was derived from the reserve report prepared by D&M.

  •
  Forward strip commodity prices on December 31, 2007 and then escalated 2% thereafter.

  •
  Includes approximately $1.5 million of excess production and future abandonment costs to be recouped by PNR.

  •
  Discount rate of 10%.

  •
  Future income taxes were not taken into account.

        The actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors which may be applied by the buyers.

        For all other assets presented in the above table, the Trustee believes that historical cost approximates fair market value due to the short-term nature of such assets. The Trustee will continue to reserve funds to recoup its previously established reserves to pay Trust expenses, which will primarily consist of expenses incurred by the Trustee to liquidate the Trust's assets. Any funds remaining after all expenses have been paid will be distributed to the unitholders.

        For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M, see "—Description of Royalty Property" in this Form 10-K and Note 8 in the Notes to Financial

Statements included elsewhere in this Form 10-K. The sale of the assets of the Trust estate may include the related rights to abandonment accruals made by PNR. As explained in "Regulation and Prices—Platform Abandonment and Removal" on page 19 of this Form 10-K, PNR can withhold from the Trust a reserve to cover its share of those future abandonment and removal costs; however, no funds have been withheld as of December 31, 2007.

DESCRIPTION OF ROYALTY PROPERTIES

Producing Acreage and Wells as of December 31, 2007

			Producing Wells(1)
	Producing Acres		Gross		Net
Property
	Gross	Net(2)	Oil	Gas	Oil	Gas
Offshore Louisiana(3)—
West Delta 61	5,000	625	—	4	—	.5
Offshore Texas(4)—
Brazos A-39	5,760	954	—	1	—	.05

Total	10,760	1,579	—	5	—	.55

    (1)
    Dual completions are counted as one well. For information regarding wells producing at December 31, 2007, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Status of the Trust—Properties producing as of December 31, 2007" in Item 7 on page 27 of this Form 10-K. As of January 31, 2008, only the wells on Brazos A-39 and West Delta 61 were capable of producing.

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

Reserves

        A study of the proved oil and gas reserves attributable to the Partnership as of December 31, 2007, has been made by D&M in a letter (the "Reserve Report") attached as Exhibit 99(a) and incorporated herein by reference. The Reserve Report reflects estimated reserve quantities and future net revenue based upon estimates of the future timing of actual production without regard to when received in cash by the Trust, which differs from the manner in which the Trust recognizes and accounts for its Royalty income. The following tables are based on the information contained in the Reserve Report and summarize (1) estimates of the Trust's gross and net proved reserves as of December 31, 2007, and (2) the estimated future revenue and costs attributable to the Trust's royalty interest in the proved reserves, as of December 31, 2007, of the properties evaluated.

	Oil and Condensate (bbl)	Sales Gas (Mcf)
Gross Reserves Proved	135,283	3,955,609
Net Reserves Proved	10,391	276,858

Proved ($)
Future Gross Revenue	2,900,239
Operating Expenses	—
Capital Costs	(1,476,367)
Future Net Revenue*	1,423,872
Present Worth at 10 Percent*	1,192,446

    *
    Future income tax expenses were not taken into account in the preparation of these estimates.

        For further information regarding the Net Overriding Royalty Interest, the Basis of Accounting for the Trust and Supplemental Reserve Information, see Notes 3, 4 and 8, respectively, in the Notes to Financial Statements contained in Item 8 of this Form 10-K.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The preceding reserve data based on the Reserve Report represent estimates only and should not be construed as being exact. Reserve assessment is a subjective process of estimating the recovery from underground accumulations of gas and oil that cannot be measured in an exact way and estimates of other persons might differ materially from those of D&M. Accordingly, reserve estimates are often different from the quantities of hydrocarbons that are ultimately recovered.

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

        Moreover, the discounted present values in the Reserve Report should not be construed as the current market value of the estimated gas and oil reserves attributable to the Royalty Properties or the costs that would be incurred to obtain equivalent reserves, since a market value determination would include many additional factors. In accordance with applicable regulations of the SEC, estimated future net revenues were based, generally, on current prices and costs, whereas actual future prices and costs may be materially greater or less. The estimates in the Reserve Report use market prices as of December 31, 2007. These prices (having weighted average year end prices of $92.52 to $95.95 per barrel of oil and condensate and $6.94 to $7.33 per Mcf of natural gas as of December 31, 2007) were held constant over the estimated life of the Royalty Properties. These prices were influenced by seasonal demand for natural gas and may not be the most appropriate or representative prices to use for estimating future revenues or related reserve data. The average price of natural gas sold from the Royalty Properties during 2007 was $6.79 per Mcf, representing a combination of contract prices and spot market prices, while the average price of crude oil, condensate and natural gas liquids was $53.84 per barrel. See Management's Discussion and Analysis of Financial Condition and Results of Operations "—Financial and Operational Overview—Production and Price Review" of this Form 10-K.

        The following is a summary of the estimated remaining life for each of the Royalty Properties provided to the Trustee by D&M as of December 31, 2007. There are numerous uncertainties present in estimating the remaining productive lives for the Royalty Properties. The following summary represents an estimate only and should not be construed as being exact. The estimated remaining productive life of each property varies depending on the recoverable reserves and annual production assumed by D&M. In addition, future economic and operating conditions may cause significant changes in these estimates.

Property	Productive Life(1)(2)
West Delta 61	7 years
Brazos A-39	4 years

    (1)
    Under the Trust Indenture, the Trust is to liquidate and then terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Royalty Properties continued to have remaining productive lives. See "Business—Legal Proceedings and Status of the Trust" on page 9 of this Form 10-K and see "Business—Timing of Liquidation" on page 12 of this Form 10-K.

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

CONTRACTS

General

        PNR has advised the Trust that during 2007 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. PNR has further advised the Trust that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in 2007 were generally lower than spot market prices in 2006.

Market for Natural Gas

        The amount of cash distributions by the Trust is dependent on, among other things, the sales prices for natural gas produced from the Royalty Properties and the quantities of gas sold. The natural gas industry in the United States during the 1990's was affected generally by a surplus in natural gas deliverability in comparison to demand. Demand for gas declined during this period due to a number of factors including the implementation of energy conservation programs, a shift in economic activity away from energy intensive industries and competition from alternative fuel sources such as residual fuel oil, coal and nuclear energy. In late 2001 and early 2002, demand for natural gas increased as a result of the increase in clean burning natural gas fired power generation, the increase in the usage of electrical power fueled by the expanding U.S. economy and a return to seasonally cold winters. Annual wellhead prices generally increased from $2.95 per Mcf in 2002, increased to $5.09 per Mcf in 2003, to $5.49 per Mcf in 2004, to $5.65 in 2005, to $6.42 in 2006 but decreased to $6.39 in 2007 according to the Natural Gas Monthly published by the Energy Information Administration of the Department of Energy.

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

Marketing of Liquids

        PNR generally reserves in its gas purchase contracts the right to extract condensate and other liquid and liquefiable hydrocarbons from all gas produced. PNR is currently selling the condensate and other liquids to purchasers under contracts with terms of one year or less.

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

FERC Regulation

        In general, the FERC regulates the transportation of natural gas in interstate commerce by interstate pipelines. Over the course of approximately the previous decade, the FERC adopted regulations resulting in a restructuring of the natural gas industry. The principal elements of this restructuring were the requirement that interstate pipelines separate, or "unbundle," the various services offered on their systems into individual components, with all transportation services to be provided on a non-discriminatory basis, and the prohibition against an interstate pipeline providing gas sales services except through separately-organized affiliates. In various rulemaking proceedings following its initial unbundling requirement, the FERC has refined its regulatory program applicable to interstate pipelines in various respects, and it has announced that it will continue to monitor these regulations to determine whether further changes are needed. As to these various developments, the working interest owners have advised the Trust that the on-going and evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact on the prices, markets or terms of sale of natural gas related to the Trust.

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

Platform Abandonment and Removal

        PNR is responsible for the abandonment and removal of its offshore drilling and production structures within one year after the cessation of production, although extensions can be requested. PNR can withhold from the Trust a reserve to cover its share of those future abandonment and removal costs; however, no funds have been withheld as of December 31, 2007. See Item 7 of this Form 10-K and Note 4 in the Notes to Financial Statements for amounts withheld as of December 31, 2007 and amounts to be withheld in the future.

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

        The Trust is party to a Demand Promissory Note that may be called at any time, and the Trust may not have sufficient funds to repay amounts outstanding under this note or to make additional distributions to unitholders of the Trust.

        On September 28, 2007, the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3 million. As part of that agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or December 31, 2008, whichever is earlier.

        On December 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note (the "Amended and Restated Note"), with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as, the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of December 31, 2007 was a Prime Rate of 7.25%, plus 2% for a combined rate of 9.25%.

        As of December 31, 2007, there was outstanding $1,673,617 of principal advanced for payment of Trust expenses together with $31,187 of accrued and unpaid interest expense. At December 31, 2007, the Trust had $1,326,383 available under this facility. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all.

        On January 22, 2008, the court in which the Lawsuit was pending issued an Order denying the Joint Motion for approval of the Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial. According to the terms of the agreement, all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on this date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. Subsequent to December 31, 2007, the Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time. Additionally, JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note.

        In addition, the Trust Indenture prohibits the Trustee from making any distributions until these loans are repaid in full. Due to the uncertain timing of potential sales of the Royalty Properties in connection with the liquidation of the Trust and the outcome of pending litigation, and based on the estimated future net revenue and present worth of the Trust's interests in proved reserves made by the independent reserve engineer as of December 31, 2007, it is possible that amounts received in connection with any such sales of Royalty Properties, net of other amounts payable in accordance with the Partnership Agreement and other liabilities of the Trust, may not exceed amounts then outstanding under the Amended and Restated Note.

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

        As discussed in Item 7 and Note 4 to the Notes to Financial Statements, at December 31, 2007 PNR estimated the Trust's portion of incurred and future abandonment costs to be approximately

$1.4 million. Future distributions to the Trust will be reduced until such time that these costs are recouped by PNR. As of December 31, 2007, approximately $1.1 million of the estimated $1.4 million has been spent by PNR.

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

        The current working interest owner or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Royalty relating to the abandoned well. Please see "Business—Legal Proceedings and Status of the Trust" and "Business—Timing of Liquidation" in Item 1 of this Form 10-K.

        The Royalty will be sold and the Trust terminated.

        Subject to the pending Lawsuit, the Trust will be liquidated and the Trustee will sell the Royalty, as the total amount of cash received per year by the Trust for each of three consecutive years ending December 31, 2004 was less than the Termination Threshold. Following this termination and liquidation, the net proceeds of any sale will be distributed to the unitholders, and unitholders will receive no further distributions from the Trust. We cannot assure you that any such sale will be on terms acceptable to all unitholders. See Item 1 of this Form 10-K under "Business—Legal Proceedings and Status of the Trust" and "Business—Timing of Liquidation."

        Trust assets are depleting assets and, if the working interest owners or other operators of the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected.

        The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Royalty Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If the operator of the Royalty Properties does not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled "Business—Description of the Units—Federal Income Tax Matters" in Item 1 of this Form 10-K.

        Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Trust unitholders, which could reduce the market value of the Trust units over time. Eventually, properties underlying the Trust's Royalty will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom.

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

        The Trust unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation's liabilities. The structure of the Trust does not include the interposition of a limited liability entity such as a corporation or a limited partnership which would provide further limited liability protection to Trust unitholders. While the Trustee is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of Trust assets, under the laws of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, Trust unitholders may be exposed to personal liability.

Item 1B.    Unresolved Staff Comments.

        There were no unresolved Securities and Exchange Commission comments as of December 31, 2007.

Item 2.    Properties.

        Reference is made to "Business—Description of Royalty Properties" contained in Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        Reference is made to "Business—Legal Proceedings and Status of the Trust" contained in Item 1 of this Form 10-K.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of unitholders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

        The units of beneficial interest of the Trust were delisted from the Pacific Exchange effective May 18, 2001. The Trust units are currently eligible for trading on the OTC Bulletin Board under ticker symbol MOSH.OB. In 2007, the Trust had no gross Royalty income. No Royalty income will be distributed to the unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. The high and low sales prices and distributions per unit for each quarter in the two years ended December 31, 2007 were as follows:

	2007			2006
	High	Low	Distribution Paid	High	Low	Distribution Paid
First Quarter	$0.15	$0.06	$—	$0.23	$0.10	$—
Second Quarter	$0.12	$0.07	$—	$0.18	$0.09	$—
Third Quarter	$0.10	$0.08	$—	$0.16	$0.09	$—
Fourth Quarter	$0.40	$0.05	$—	$0.10	$0.05	$—

        At March 20, 2008, the 71,980,216 units outstanding were held by 11,346 unitholders of record.

Item 6.    Selected Financial Data.

	2007	2006	2005	2004	2003
Royalty income	$—	$145,642	$2,284,914	$—	$—
Distributable income	$—	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—	$—
Accumulated deficit at year end(1)	$(1,477,002)	$(1,417,808)	$—	$(59,035)	$(696,712)
Expenses Payable(2)	190,955	—	—	—	—
Trust Accrued Interest Expense	31,187	—	—	—	—
Note Payable — JPMorgan(3)	$1,673,617	$—	$—	$—	$—
Total assets at year end	$5,906	$802,981	$1,851,428	$387,986	$951,557

  (1)
  Accumulated deficit at year end represents amounts that will be deducted from future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to unitholders in the future until PNR recoups the accumulated deficit.

  (2)
  Interest income and the reserve for Trust expenses were used to pay $802,155 of the Trust's general and administrative expenses of $2,666,727 for the year ended December 31, 2007. The Trust had unpaid expenses of $190,955 as of December 31, 2007.

  (3)
  Based on the current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Note payable at year end represents the amount due under the Demand Promissory Note entered into with JPMorgan on September 28, 2007 and amended on December 3, 2007. The Trust Indenture prohibits the Trustee from making any distributions to unitholders until these loans are repaid in full.

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

        (b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

        (c)   Trust general and administrative expenses are recorded in the month they accrue and are recoupable from Royalty income. Trust expenses payable and the note payable at December 31, 2007 are reported as a reduction in Trust Corpus.

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

Status of the Trust

        Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that production at West Delta resumed at all four wells in the fourth quarter of 2007 at a combined production rate of 4.8 MMCFD.

        The Trust Indenture provides that the Trust will liquidate and terminate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, due to the pending Lawsuit that directly challenges whether the Termination Threshold has in fact been met, the Trustee cannot predict the timing of the sale of all or a portion of the Royalty making up the assets of the Partnership as part of the Trust liquidation and termination. See "Business—Timing of Liquidation" in Item 1 of this Form 10-K. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over regarding the occurrence of the Termination Threshold or its consequences.

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

        Below is additional information regarding the Trust properties provided by D&M:

Properties producing as of December 31, 2007

Property	Number of Producing wells(1)	Estimated Productive Life(1)	Estimated Future Royalty Income(2)
West Delta No. 61	3	7 years	$2,567,975
Brazos A-39	1	4 years	$332,264

  (1)
  Information obtained from December 31, 2007 reserve report prepared by D&M.

  (2)
  Represents estimated future royalty income from the December 31, 2007 reserve report. Future royalty income was calculated using oil and gas spot prices in effect at December 31, 2007 of $87.54 to $87.65 per barrel and $6.94 to $7.03 per thousand cubic feet.

Properties abandoned or scheduled for abandonment as of December 31, 2007

Property	Status
Brazos A-7	Abandoned in 2005 (Newfield platform abandoned in 2007)
Brazos A-39	Plug and abandonment procedures completed in 2005 (excluding Midway prospect)*
West Delta 62	Plug and abandonment procedures completed in 2003
South Marsh Island 155	Plug and abandonment procedures completed in 2002
South Marsh Island 156	Plug and abandonment procedures completed in 2002
Vermillion 381	Plug and abandonment procedures completed in 1989
South Pelto 12	Plug and abandonment procedures completed in 1986
Matagorda Island 624	Plug and abandonment procedures completed in 2003
High Island 567	Plug and abandonment procedures completed in 1992

  *
  Midway prospect tied-back to an existing platform operated by a third party.

Financial and Operational Review

        As discussed in Item 1 of this Form 10-K, PNR has advised the Trust that during 2007, its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas were on the average lower in 2007 than spot market prices in 2006.

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

        Below is a summary of Royalty income received on the Trust properties for each of the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Gross proceeds @ 90%	$29,550	$239,356	$2,085,418
Operating expenditures @ 90%	(88,649)	(103,476)	(104,265)
Change in abandonment estimate @ 90%	—	(1,400,139)	—
Capital expenditures @ 90%(1)	—	(8,034)	375,338

Net proceeds (deficit)	(59,099)	(1,272,293)	2,356,491
Increase (decrease) in deficit	59,099	1,417,950	(71,349)

Net proceeds after deficit recovery	—	145,657	2,285,142

Royalty income (99.99%)	$—	$145,642	$2,284,914

  (1)
  In 2005, the Trust (through the Partnership) received gross proceeds of $375,338 from PNR related to the sale of the South Marsh Island 155 platform that was abandoned by PNR and for casings related to the PNR platform at Brazos A-39.

        Below is a summary of distributable income for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Royalty income	$—	$145,642	$2,284,914
Interest income	5,080	29,293	8,512
General and administrative expenses	(5,080)	(174,935)	(2,293,426)

Distributable income	$—	$—	$—

Distributable income per unit	$—	$—	$—
Accumulated deficit (as of period end)	$(1,477,002)	$(1,417,808)	$—

        The Trust had no distributable income in 2007, 2006 and 2005. Interest income and the reserve for Trust expenses were used to pay $802,155 of the Trust's general and administrative expenses of $2,666,727 for the year ended December 31, 2007. The Trust had unpaid expenses of $190,955 as of December 31, 2007. On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, in which loans will be advanced by the lender from time to time not to exceed $3.0 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of December 31, 2007, approximately $1,673,617 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for trust expenses:

	Years Ended December 31,
	2007	2006	2005
General and administrative costs incurred during the year	$2,666,727	$1,223,271	$824,691
(Deductions from) additions to reserve for Trust Expenses	(797,075)	(1,048,336)	1,456,428
Expenses paid through advances from JPMorgan Chase Bank via the promissory note	(1,673,617)	—	—
Unpaid Trust Expenses	(190,955)	—	—

General and administrative costs as reported	$5,080	$174,935	$2,281,119

        General and administrative expenses of the Trust for 2007 increased 118% to $2,666,727 for 2007 as compared to $1,223,271 for 2006. The increase in general and administrative expenses in 2007 is primarily due to an increase in legal fees as a result of pending litigation as described in "Legal Proceedings." The Trust incurred additional expenditures in 2005 for the independent reserve studies performed as of March 31, 2005 and December 31, 2005 and for the independent joint venture auditor to perform a review of certain historical expenditures and revenue receipts on Trust properties.

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	2007	2006	2005
Gross proceeds @ 90%	$29,550	$152,215	$156,378
Operating expenditures @ 90%	(60,705)	(87,211)	(83,470)
Change in abandonment estimate @ 90%	(373)	(1,269,806)	—
Capital expenditures @ 90%	—	—	6,750

Net proceeds (deficit)	$(31,528)	$(1,204,802)	$79,658

        The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of December 31, 2007, these two blocks had one well capable of producing, the Brazos A-39 #5 well. The Brazos A-7 No. B-1 well, operated by Newfield, is no longer producing as of December 31, 2006 and was abandoned in 2007. PNR entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned. In 2005, PNR performed abandonment procedures at the PNR operated Brazos A-7 and the A-39 blocks, with minor sitework clearance remaining. In 2005, the Trust received a $6,750 credit for casings related to the PNR platform at Brazos A-39. These abandonment procedures were substantially completed during 2006.

        The second exploration prospect, the Brazos A-39 #5 well, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Coldren Resources LP. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut-in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. PNR implemented a hydrogen sulfide contingency plan which was approved by the MMS. The well returned to production in the fourth quarter of 2007 after the installation of the required safety equipment. The current production rate is 1-2 MMCFD with 4,500 psi flowing tubing pressure. The following tubing pressure continues to gradually decline.

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

West Delta 61 and Other

	2007	2006	2005
Gross proceeds @ 90%	$—	$87,141	$1,929,040
Operating expenditures @ 90%	(27,944)	(16,265)	(20,795)
Change in abandonment expenditures @90%	373	(130,333)	—
Capital expenditures @ 90%	—	(8,034)	—

Net proceeds (deficit)	$(27,571)	$(67,491)	$1,908,245

        Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed PNR that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified PNR that production at West Delta resumed at all four wells in the fourth quarter 2007 at a combined production rate of 4.8 MMCFD. The proceeds for the year ended December 31, 2006 consist of revenue adjustments related to prior periods received by the Trust during 2006.

        The PNR-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. PNR farmed out a portion of West Delta 61 to Stone Energy retaining a 12.5% (11.25% net to the Trust through the Partnership) overriding royalty interest. Those properties were sold to Maritech Resources Inc. effective October 1, 2007. Maritech began accounting for the properties on February 1, 2008.

Capital Expenditures

        In 2005, the Trust received, from PNR, net proceeds of $375,300 related to the sale of the South Marsh Island 155 platform that was abandoned by PNR and for casings related to the PNR platform at Brazos A-39. PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Partnership's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Partnership.

Abandonment Expenditures

        The below table provides a rollforward of the abandonment and removal costs cash reserve that PNR has withheld from the Partnership and the Trust since January 1, 2004:

Balance, January 1, 2004	$2,800,643
Abandonment cost incurred (Mat. Is. 624 & WD 62)	(124,492)

Balance, December 31, 2004	$2,676,151
Abandonment cost incurred (Brazos A-7A, A-7#4,A-39A1A,A-2 and A-3A)	(2,328,085)

Balance, December 31, 2005	$348,066
Abandonment cost incurred (Brazos A-7#4,A-39A1A,A-2 and A-3A Matagorda Island 624, South Marsh Island 155)	(348,066)

Balance, December 31, 2006	$—

Balance, December 31, 2007	$—

        During the first nine months of 2006, PNR exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, PNR revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of December 31, 2007, PNR has spent approximately $1.1 million of the $1.4 million estimate, while approximately $329,000 of PNR's original estimate for total abandonment remains to be spent. As the reserve for future abandonment cost was fully utilized during 2006, the total $1.4 million of the Partnership's interest in estimated repairs will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to the Partnership until PNR recoups the Partnership's portion of abandonment expenses from gross proceeds.

Liquidity and Capital Resources

        In accordance with the provisions of the Trust conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the unitholders. Based on the current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. On September 28, 2007 the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3 million. As part of that agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or

December 31, 2008, whichever is earlier. On December 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note, with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as, the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date. As of December 31, 2007, there was outstanding $1,673,617 of principal advanced for payment of Trust expenses together with $31,187 of accrued and unpaid interest expense. At December 31, 2007, the Trust had $1,326,383 available under this facility. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Indenture prohibits the Trustee from making any distributions to unitholders until these loans are repaid in full.

        On January 22, 2008, the court in which the Lawsuit was pending issued an order denying the Joint Motion for approval of the Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial. According to the terms of the agreement, all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on this date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. Subsequent to December 31, 2007, the Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time. Additionally, JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note.

        The Trust's source of cash is the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties. Reference is made to Note 8 in the Notes to Financial Statements under Item 8 of this Form 10-K for estimates of future Royalty income attributable to the Partnership, of which the Trust has a 99.99% interest.

Production and Price Review

        Production volumes for natural gas decreased to 4,198 Mcf in 2007 as compared with 28,517 Mcf in 2006. The average sales price received for natural gas in 2007 was $6.79 per Mcf as compared with $7.65 per Mcf in 2006. Crude oil, condensate and natural gas liquids production volumes decreased to 19 barrels in 2007 as compared to 359 barrels in 2006. The average sales price in 2007 for crude oil, condensate and natural gas liquids was $53.84 per barrel as compared with $58.64 per barrel in 2006.

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

Item 8.    Financial Statements and Supplementary Data.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME

	Years Ended December 31,
	2007	2006	2005
Royalty income	$—	$145,642	$2,284,914
Interest income	5,080	29,293	8,512
General and administrative expenses	(5,080)	(174,935)	(2,293,426)

Distributable income	$—	$—	$—

Distributable income per unit	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	December 31,
	2007	2006
ASSETS
Cash and short-term investments	$2,969	$797,074
Interest receivable	—	2,970
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,902,063)	(380,902,063)

Total assets	$5,906	$802,981

LIABILITIES AND TRUST CORPUS
Reserve for trust expense	$2,969	$800,044
Trust expense payable	190,955	—
Interest payable	31,187	—
Note payable—JPMorgan	1,673,617	—
Trust Corpus (71,980,216 units of beneficial of interest authorized and outstanding)	(1,892,822)	2,937

Total liabilities and trust corpus	$5,906	$802,981

STATEMENTS OF CHANGES IN TRUST CORPUS

	Years Ended December 31,
	2007	2006	2005
Trust corpus, beginning of year	$2,937	$3,048	$11,127
Trust expenses payable	(190,955)	—	—
Interest payable	(31,187)	—	—
Note payable—JPMorgan	(1,673,617)	—	—
Amortization of net overriding royalty interest	—	(111)	(8,079)

Trust corpus, end of year	$(1,892,822)	$2,937	$3,048

The accompanying notes are an integral part of these financial statements.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS

(1)   Trust Organization and Provisions

  The Trust

        The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust is an independent trust administered by JPMorgan Chase Bank, N.A., as trustee (the "Trustee"). JPMorgan Chase Bank, N.A., was formerly known as The Chase Manhattan Bank and is the successor or "JPMorgan" by mergers to the original name of the Trustee, Texas Commerce Bank National Association. JPMorgan Chase & Co. and The Bank of New York Company ("BNY") announced in April 2006 an agreement pursuant to which BNY would acquire a portion of JPMorgan Chase & Co.'s corporate trust business in exchange for BNY's consumer small business and middle market banking business. This transaction did not include any transfer by JPMorgan of its obligations as Trustee of this Trust.

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

        (d)   the Trustee will make cash distributions to the unitholders in January, April, July and October of each year as discussed more fully in Note 4; and

        (e)   the Trust will terminate upon the first to occur of the following events: (i) the total amount of cash received per year by the Trust for each of three successive years commencing after December 31, 1987 is less than ten times one-third of the total amount payable to the Trustee as compensation for such three-year period (the "Termination Threshold") or (ii) a vote by holders of a majority of the outstanding units in favor of termination. Amounts earned by the Trustee as compensation were approximately $177,000, $360,000 and $204,000 for the years 2007, 2006 and 2005, respectively. As described further in "Legal Proceedings and Status of the Trust" below, the Termination Threshold was met in the three consecutive years ending December 31, 2004. However, due to pending litigation involving the Trust that directly challenges whether the Termination Threshold has in fact been met, the Trustee cannot predict the timing of the sale of all or a portion of the Partnership assets as part of the Trust liquidation and termination. As part of the liquidation and eventual termination of the Trust, the Trustee will sell for cash all the assets held by the Partnership and make a final distribution to unitholders of any funds remaining after all Trust liabilities have been satisfied.

  The Partnership

        The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and non-producing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). MESA Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc.

("PNR") (successor to Mesa), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNR owns and operates its assets through PNRC and is also the managing general partner of the Partnership.

        The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

  Legal Proceedings and Status of the Trust

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenge whether the Termination Threshold has in fact been met and thus have affected the liquidation process. See "Business—Timing of Liquidation" beginning on page 12 of this Form 10-K. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership. In 2005, the Trustee began procedures to liquidate the Trust's assets; however, due to the pending litigation, the Trustee can not predict the timing of the sale of the assets. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

        On April 11, 2005, MOSH Holding, L.P. ("MHLP") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR; Woodside; and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MHLP's Original Petition alleges Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MHLP later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MHLP seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MHLP to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the vast discrepancy between the reserves claimed by MHLP and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee's assessment of whether the Trust was better off with the cost-free override created by the Pioneer/Woodside farmout, or the prior cost-burdened net profits interest that MHLP seeks to restore through the Lawsuit. Unfortunately, Hurricane Katrina struck the Gulf of Mexico in August 2005 and delayed the commencement of production until 2006.

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

        When MHLP refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MHLP that the Trustee's investigation of MHLP's allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MHLP that the Trustee's independent joint venture auditors and reservoir engineers had not found any evidence to date to support any of MHLP's damage allegations.

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

        On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MHLP. Another group of unitholders, led by Keith A. Wiegand, (together with Dagger-Spine, the "Intervenors") also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MHLP. MHLP and the Intervenors are referred to hereinafter as the "Plaintiffs."

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer developed a hydrogen sulfide contingency plan, which was required and approved by the MMS, and will install the necessary alarm and safety systems. The well returned to production on November 22, 2007 and is currently producing at 1-2 MMCFPD.

        On January 26, 2007, the Trustee reached a conditional settlement with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unitholders, but the Plaintiffs opposed it. On June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement. The Court also issued an Order setting the trial date to December 3, 2007.

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

        On December 3, 2007, JPMorgan, for itself and in its capacity as Trustee of the Trust, entered into a Settlement Agreement and Release with the Plaintiffs and additional Trust unitholders (the "Plaintiffs' Settlement Agreement"). Also on December 3, 2007, the Trustee and the Plaintiffs filed a Joint Motion for Approval of Settlement Agreement (the "Joint Motion"). In response to the Joint Motion, on December 21, 2007, Pioneer filed cross-claims against the Trustee seeking declaratory and injunctive relief to prevent certain aspects of the proposed settlement between the Trustee and the Plaintiffs, and alleging that all or part of such proposed settlement constituted a breach of contract and fiduciary duty. On January 14, 2008, the Trustee filed an answer to Pioneer's cross-claims, in which the Trustee denied the cross-claims in their entirety, stated that they were baseless, and set forth numerous affirmative defenses. On January 22, 2008, the Court issued an Order denying the Joint Motion. As a result, the conditions precedent to the Plaintiffs' Settlement Agreement cannot be satisfied, and the Plaintiffs' Settlement Agreement is null and void. In addition to denying the Joint Motion, the Court also considered and denied in the same Order (i) application by the Plaintiffs for the appointment of a temporary trustee and (ii) Pioneer's application for a temporary restraining order. As a result of the Court's denial of the Joint Motion, and the Court's denial of the Plaintiffs' application for the appointment of a temporary trustee, JPMorgan has elected not to resign and continues to serve as Trustee. The Trustee continues to desire the appointment of a successor Trustee.

        As of the date of this Form 10-K, there is no trial date set for the Lawsuit, but it is expected that the trial will be scheduled for late 2008. The Court has not yet entered a new Docket Control Order to govern the schedule of the Lawsuit as it proceeds to trial.

        The Trustee will make the full detail of the underlying data of the December 31, 2007 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by PNR to D&M, see Note 8 in the Notes to Financial Statements. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

(2)   Going Concern

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003, and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. In 2005, the Trustee began procedures to liquidate the Trust's assets. Once the Trustee has liquidated all of the Trust's assets and has met all its obligations as described in the Trust Indenture, the Trust will no longer be a viable entity. Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the assets of the Partnership as part of the Trust Termination.

        During the two years ended December 31, 2007, the Trust incurred general and administrative expenses which exceeded Royalty and interest income and its available cash reserves, due to the absence of royalty income and expenses incurred in connection with the ongoing litigation. As such, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan on September 28, 2007, which was amended on December 3, 2007, for demand loans that may be advanced from time to time in the principal amount of up to $3.0 million. As of December 31, 2007, the Trust had $1,673,617 in principal outstanding and $31,187 in accrued and unpaid interest expense, leaving $1,326,383 available under this facility. Additionally, as of December 31, 2007, the Trust had $2,969 in available cash and $190,955 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all.

        On January 22, 2008, the court in which the lawsuit was pending issued an Order denying the Joint Motion for approval of the Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on this date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. Subsequent to December 31, 2007, the Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time and JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note; however, JPMorgan has not issued a notice of acceleration or demand letter and has funded the Trust expenses through the month of March 2008.

        If JPMorgan issues a demand letter demanding that the outstanding principal and accrued and unpaid interest expense be paid immediately, the Trust does not have the cash resources available to repay the debt. If the Trustee is unable to renegotiate the terms of the debt or secure additional financing, this could raise substantial doubt regarding the Trust's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)   Net Overriding Royalty Interest

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

(4)   Basis of Accounting

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

        (b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

        (c)   Trust general and administrative expenses are recorded in the month they accrue and are recoupable from Royalty income. Trust expenses payable and the note payable at December 31, 2007 are reported as a reduction in Trust Corpus.

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of December 31, 2007, there is a deficit balance due PNR of approximately $1.5 million, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. Currently, PNR estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1.4 million, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income.

        No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of December 31, 2007 and 2006, $3,892,787 and $1,199,956, respectively, will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the twelve months ended December 31, 2007, no royalty income or proceeds from the sale of the properties was received by the Trust; accordingly no Trust distribution was made to the unitholders.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for trust expenses:

	Years Ended December 31,
	2007	2006	2005
General and administrative costs incurred during the year	$2,666,727	$1,223,271	$824,691
(Deductions from) additions to reserve for trust expenses	(797,075)	(1,048,336)	1,456,428
Expenses paid by JP Morgan during current period	(1,673,617)
Unpaid trust expenses	(190,955)	—	—

General and administrative costs as reported	$5,080	$174,935	$2,281,119

(5)   JPMorgan Demand Promissory Note

        On September 28, 2007, the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3 million. As part of the agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or December 31, 2008, whichever is earlier.

        On December 3, 2007, JPMorgan Chase Bank, N.A., individually and as lender, entered into an Amended and Restated Promissory Note, with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of December 31, 2007 was a Prime Rate of 7.25%, plus 2% for a combined rate of 9.25%.

        As of December 31, 2007, there was outstanding $1,673,617 of principal advanced for payment of Trust expenses together with $31,187 of accrued and unpaid interest expense. At December 31, 2007, the Trust had $1,326,383 available under this facility. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all.

        On January 22, 2008, the court in which the lawsuit was pending issued an Order denying the Joint Motion for approval of the Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial. According to the terms of the agreement, all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on this date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. Subsequent to December 31, 2007, the Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time. Additionally, JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note.

(6)   Distributions to Unitholders

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

(7)   Federal Income Taxes

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

(8)   Supplemental Reserve Information (Unaudited)

        Estimates of the proved oil and gas reserves attributable to the Royalty as of December 31, 2007, 2006 and 2005, are based on a report prepared by DeGolyer and MacNaughton ("D&M"). The estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission (the "SEC"). Accordingly, the estimates were based on existing economic and operating conditions. The reserve volumes and revenue values contained in the reserve report for the Partnership interest were estimated by allocating to the Partnership a portion of the estimated combined net reserve volumes of the Royalty Properties based on future net revenue. Production volumes are allocated based on royalty income. Because the net reserve volumes attributable to the Partnership interest are estimated using an allocation of reserve volumes based on estimates of future net revenue, a change in prices or costs will result in changes in the estimated net reserve volumes. Therefore, the estimated net reserve volumes attributable to the Partnership interest will vary if different future price and cost assumptions are used. Only costs necessary to develop and produce existing proved reserve volumes were assumed in the allocation of reserve volumes to the Royalty.

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

Estimated Quantities of Proved and Proved Developed Reserves (Unaudited)

	Oil and Condensate	Natural Gas
	(Bbls)	(Mcf)
Proved Reserves:
December 31, 2004	5,960	174,510
Revisions of previous estimates	16,613	326,093
Extensions, discoveries and other additions	507	169,150
Production	(12,314)	(209,698)

December 31, 2005	10,766	460,055
Revisions of previous estimates	206	(71,476)
Extensions, discoveries and other additions	—	—
Production	(359)	(28,517)

December 31, 2006	10,613	360,062
Revisions of previous estimates	(203)	(79,006)
Extensions, discoveries and other additions	—	—
Production	(19)	(4,198)

December 31, 2007	10,391	276,858
Proved Developed Reserves:
December 31, 2004.	5,960	174,510
December 31, 2005.	10,766	460,055
December 31, 2006.	10,613	360,062
December 31, 2007	10,391	276,858

(See Notes on following page.)

Standardized Measure of Future Royalty Income from
Proved Oil and Condensate and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	December 31,
	2007	2006	2005
	(In thousands)
Ninety percent of future gross proceeds	$2,900	$2,588	$4,625
Less ninety percent of—
Future operating costs	—	—	(65)
Future capital costs, net of amounts previously accrued	(1,411)	(1,411)	—
Deficit due PNR	(65)	—	—

Future Royalty income	1,424	1,177	4,560
Discount at 10% per annum	(232)	(409)	(738)

Standardized measure of future Royalty income from proved oil and gas reserves	$1,192	$768	$3,822

Changes in the Standardized Measure of Future Royalty Income from
Proved Oil and Gas Reserves, Discounted at 10% Per Annum (Unaudited)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Standardized measure at beginning of year	$768	$3,822	$1,104
Revisions of previous estimates	(323)	(861)	3,311
Net changes in prices and production costs	654	(1,141)	422
Extensions, discoveries and other additions	—	—	1,160
Changes in estimated future development costs	16	(1,288)	—
Royalty income	—	(146)	(2,285)
Accretion of discount	77	382	110

Net changes in standardized measure	424	(3,054)	2,718

Standardized measure at end of year	$1,192	$768	$3,822

•
The estimated quantities of proved reserves, standardized measure of future Royalty income and changes in the standardized measure represent 100% of amounts for the Partnership in which the Trust has a 99.99% interest.

(9)   Selected Quarterly Financial Data (Unaudited)

Summarized Quarterly Results
Three Months Ended
	March 31	June 30	September 30	December 31
2007:
Royalty income	$—	$—	$—	$—
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
2006:
Royalty income	$40,765	$73,780	$31,097	$—
Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JPMorgan Chase Bank, N.A. (Trustee)
and the Unitholders of the Mesa Offshore Trust (Trust):

        We have audited the accompanying statements of assets, liabilities and trust corpus of Mesa Offshore Trust as of December 31, 2007 and 2006, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        These financial statements were prepared on the basis of accounting described in Note 4 to the financial statements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Mesa Offshore Trust as of December 31, 2007 and 2006, and the distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2007, in conformity with the basis of accounting described in Note 4 to the financial statements.

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, as a result of continued declines in production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust during 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture, resulting in the contractual termination of the Trust effective after December 31, 2004. In 2005, the Trustee began procedures to liquidate the Trust assets. In addition, as discussed in Note 2 to the financial statements, the Trust's current general and administrative expenses are in excess of Royalty Income received. This resulted in the Trust borrowing under a Demand Promissory Note which, subsequent to year end, was in default. Accordingly, there exists substantial doubt about the Trust's ability to continue as a going concern. The Trustee's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Houston, Texas
April 3, 2008

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

        Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures and reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors "—The unitholders and the Trustee have no control over the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties" in this Form 10-K for a description of certain risks relating to these arrangements and reliance.

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

        Trustee's Report on Internal Control over Financial Reporting.    The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting ("internal control over financial reporting") based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in "Internal Control-Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2007.

        The Trustee does not expect that the Trustee's disclosure controls and procedures relating to the Trust or the Trustee's internal control over financial reporting relating to the Trust will prevent all errors and all fraud. A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified basis of accounting discussed above, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

        This annual report does not include an attestation report of the Trust's independent registered public accounting firm regarding internal control over financial reporting. The Trustee's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the Trustee's report in this annual report.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        There are no directors or executive officers of the Registrant. The Trustee is a corporate trustee that may be removed by the affirmative vote of a majority of the units then outstanding at a meeting of the holders of units of beneficial interest of the Trust at which a quorum is present.

        The Trust does not have a principal executive officer, principal financial officer, principal accounting officer or controller and, therefore, has not adopted a code of ethics applicable to such persons. However, employees of the Trustee must comply with the bank's code of ethics.

        The Trust does not have a board of directors, and therefore does not have an audit committee, an audit committee financial expert or a nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Trust has no directors or officers. Accordingly, only holders of more than 10% of the Trust's Units are required to file with the SEC initial reports of ownership of Units and reports of changes in such ownership pursuant to Section 16 under the Securities Exchange Act of 1934. Based solely on a review of these reports, the Trust believes that the applicable reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 were complied with for all transactions which occurred in 2007.

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

(2)
Based on information contained in the Form 4 filed on December 23, 2003 and Schedule 13D/A (Amendment No. 6) filed on December 14, 2005. These units of beneficial interest of the Issuer (the "Units") are owned directly by MOSH Holding, L.P., a Texas limited partnership ("MHLP"). MOSH Holding I, L.L.C., a Texas limited liability company ("MOSHLLC") is the sole general partner of MHLP and has sole investment discretion and voting authority with respect to the Units. Charles A. Sharman, Joseph F. Langston, Jr. and Timothy M. Roberson are the sole managers and members of MOSHLLC, in which capacity they may be deemed to share voting control and dispositive power over the Units.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        See Item 3. Legal Proceedings and Item 1. Business "—Legal Proceedings and Status of the Trust" and "—Timing of Liquidation" for a description of legal proceedings and related transactions among the Trustee, the Trust and certain unitholders of the Trust.

        On September 28, 2007, the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3 million. As part of that agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or December 31, 2008, whichever is earlier.

        On December 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note, with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as, the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

        On January 22, 2008, the court in which the Lawsuit was pending issued an Order denying the Joint Motion for approval of the Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial. According to the terms of the agreement, all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on this date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. Subsequent to December 31, 2007, the Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time. Additionally, JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note.

Item 14.    Principal Accounting Fees and Services

        The Trust does not have an audit committee. Any pre-approval and approval of all services performed by the principal auditor or any other professional services firms and related fees are granted by the Trustee.

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Mesa Offshore Trust financial statements for 2007 and 2006 and fees billed for other services rendered by KPMG LLP.

	2007	2006
Audit fees(1)	195,000	$125,000
Audit-related fees	—	—
Tax fees(2)	25,000	25,000
All other fees	—	—

Total fees	220,000	$150,000

(1)
Audit fees consist of fees for the audit of the Mesa Offshore Trust financial statements and reimbursement for travel-related expenses.

(2)
Tax fees consist of fees related to the Mesa Offshore Trust's tax information for its unitholders paid in 2007 related to 2006 tax work and paid in 2006 related to 2005 tax work.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)
  (1) Financial Statements

        The following financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K on the pages indicated.

  (a)
  (2) Schedules

        Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

  (a)
  (3) Exhibits

        (JPMorgan Chase Bank, N.A., is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association)

			SEC File or Registration Number	Exhibit Number
4	(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg)
4	(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh)
4	(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii)
4	(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d)
4	(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e)
10	(a)	*Mutual Release and Settlement Agreement dated January 26, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 31, 2007)	1-8432	10.1
10	(b)	*Demand Promissory Note, dated as of September 28, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2007)	1-8432	10.1
10	(c)	*Pledge Agreement, dated as of September 28, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 3, 2007)	1-8432	10.2

10	(d)	*Settlement Agreement and Release, effective December 3, 2007 by and among JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust, and MOSH Holding, L.P., Intervenor-Plaintiff Dagger-Spine Hedgehog Corporation, and Intervenor-Plaintiffs Keith A. Wiegand, Ronnie McGlothlin, Gordon W. Bader, Roger L. Bean, Roger R. Bean, Jennifer J. Bean, Tracey M. Stump, Scott W. Bean, James Blau, Larry W. Bradley, Richard Brown, Scott Curran, Ron Davis, Mark Dittus, John C. Easton, Jamie Arnold, John Easton Schwab Brokerage, John Easton Schwab Roth, John Easton Schwab IRA, John Easton Scottrade Brokerage, John Easton Trust, Jamie Arnold Schwab IRA, Vicki Easton Schwab IRA, James Figielski, James Figielski Pension Plan, Ami Schecter, Ami Schecter Roth IRA, Kathleen Friend, Patricia L. Hendrix, Ben Hoos, Matt Hoos, Philip Hoos, John W. Hovanec, Nicole M. Kimball, Matthew J. King, Darrell M. Leis, J.D. Maddox, Roy G. Maddox, John McCall, Katrina McGlothlin, Mary R. McNamara, Michael E. McNamara, Monika Meier, Mallory Mikkelsen, Dean P. Miles, Elizabeth A. Miles-Cunningham, Lori Miles, Robert M. Miles, Sharon A. Miles, William Kevin Miles, Gara Sue Pelcher, Jeffrey T. Pelcher, The Pelcher Company Keogh Plan, Jeffrey Thomas Pelcher Custodial for Nathan Allen Pelcher Roth IRA, Gara Pelcher Ten Com, Jeffrey T. Pelcher Custodial for Derrick T. Pelcher, Jeffrey T. Pelcher Custodial for Nathan A. Pelcher, Adriene Rohleder, John Selep, John M. Speight, Gordon A. Stamper, Jessica Stamper, Armin Sternberg, Robert Todd, T.D. Tommey, Lyle Wagman, Barbara Wiedemann, Knut Wiedemann, Nichole Wiedemann, Jerry L. Wolf, and Galen R. Young (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2007)	1-8432	10.1
10	(e)	*Letter Agreement dated December 7, 2007 Amending and Modifying Settlement Agreement and Release (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 13, 2007)	1-8432	10.2
10	(f)	*Amended and Restated Promissory Note, dated December 3, 2007, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 13, 2007)	1-8432	10.3
10	(g)	*First Amendment to Pledge Agreement, dated as of December 3, 2007, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 13, 2007)	1-8432	10.4
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	(a)	DeGolyer and MacNaughton Appraisal Report as of December 31, 2007 on Proved Reserves of Certain Interests owned by Mesa Offshore Trust

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
	By	JPMORGAN CHASE BANK, N.A., TRUSTEE
April 3, 2008	By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

EXHIBIT INDEX

EXHIBIT NUMBER			SEC File or Registration Number	Exhibit Number
4	(a)	*Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg)
4	(b)	*Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh)
4	(c)	*Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii)
4	(d)	*Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d)
4	(e)	*Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee, and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e)
10	(a)	*Mutual Release and Settlement Agreement dated January 26, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 31, 2007)	1-8432	10.1
10	(b)	*Demand Promissory Note, dated as of September 28, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2007)	1-8432	10.1
10	(c)	*Pledge Agreement, dated as of September 28, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 3, 2007)	1-8432	10.2
10	(d)	*Settlement Agreement and Release, effective December 3, 2007 by and among JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., as Trustee of the Mesa Offshore Trust, and MOSH Holding, L.P., Intervenor-Plaintiff Dagger-Spine Hedgehog Corporation, and Intervenor-Plaintiffs Keith A. Wiegand, Ronnie McGlothlin, Gordon W. Bader, Roger L. Bean, Roger R. Bean, Jennifer J. Bean, Tracey M. Stump, Scott W. Bean, James Blau, Larry W. Bradley, Richard Brown, Scott Curran, Ron Davis, Mark Dittus, John C. Easton, Jamie Arnold, John Easton Schwab Brokerage, John Easton Schwab Roth, John Easton Schwab IRA, John Easton Scottrade Brokerage, John Easton Trust, Jamie Arnold Schwab IRA, Vicki Easton Schwab IRA, James Figielski, James Figielski Pension Plan, Ami Schecter, Ami Schecter Roth IRA, Kathleen Friend, Patricia L. Hendrix, Ben Hoos, Matt Hoos, Philip Hoos, John W. Hovanec, Nicole M. Kimball, Matthew J. King, Darrell M. Leis, J.D. Maddox, Roy G. Maddox, John McCall, Katrina McGlothlin, Mary R. McNamara, Michael E. McNamara, Monika Meier, Mallory Mikkelsen, Dean P. Miles, Elizabeth A. Miles-Cunningham, Lori Miles, Robert M. Miles, Sharon A. Miles, William Kevin Miles, Gara Sue Pelcher, Jeffrey T. Pelcher, The Pelcher Company Keogh Plan, Jeffrey Thomas Pelcher Custodial for Nathan Allen Pelcher Roth IRA, Gara Pelcher Ten Com, Jeffrey T. Pelcher Custodial for Derrick T. Pelcher, Jeffrey T. Pelcher Custodial for Nathan A. Pelcher, Adriene Rohleder, John Selep, John M. Speight, Gordon A. Stamper, Jessica Stamper, Armin Sternberg, Robert Todd, T.D. Tommey, Lyle Wagman, Barbara Wiedemann, Knut Wiedemann, Nichole Wiedemann, Jerry L. Wolf, and Galen R. Young (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2007)	1-8432	10.1

10	(e)	*Letter Agreement dated December 7, 2007 Amending and Modifying Settlement Agreement and Release (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 13, 2007)	1-8432	10.2
10	(f)	*Amended and Restated Promissory Note, dated December 3, 2007, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 13, 2007)	1-8432	10.3
10	(g)	*First Amendment to Pledge Agreement, dated as of December 3, 2007, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 13, 2007)	1-8432	10.4
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	(a)	DeGolyer and MacNaughton Appraisal Report as of December 31, 2007 on Proved Reserves of Certain Interests owned by Mesa Offshore Trust

*
Previously filed with the Securities and Exchange Commission and incorporated herein by reference.