Form 10-K/A
period 2007-12-31
MESA OFFSHORE TRUST
filed 2008-04-09
CIK 711303

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

        As of March 31, 2008, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on April 3, 2008, and is being filed solely: (1) to correct the amount of future general and administrative costs and expenses on pages 16 and 42 to $2,500,000 as described elsewhere in the Form 10-K, and (2) to correct the oil and gas spot prices in effect at December 31, 2007 used to calculate future royalty income on page 27 to $92.52 to $92.63 per barrel.

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

        The future net revenues contained in the Reserve Report have not been reduced for future general and administrative costs and expenses of the Trust, which are expected to approximate $2,500,000 annually.

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

  (2)
  Represents estimated future royalty income from the December 31, 2007 reserve report. Future royalty income was calculated using oil and gas spot prices in effect at December 31, 2007 of $92.52 to $92.63 per barrel and $6.94 to $7.03 per thousand cubic feet.

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

        The future net revenues contained in the previously mentioned reserve report have not been reduced for future general and administrative expenses of the Trust, which are expected to approximate $2,500,000 annually. The general and administrative expenses of the Trust may increase for the remaining duration of the Trust, depending on the amount of royalty income, increases in accounting, engineering, legal, and other professional fees and other factors.

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
April 9, 2008

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

MESA OFFSHORE TRUST
	By	JPMORGAN CHASE BANK, N.A., TRUSTEE
April 9, 2008	By:	/s/ MIKE ULRICH Mike Ulrich Vice President & Trust Officer The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

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