Form 10-Q
period 2008-03-31
MESA OFFSHORE TRUST
filed 2008-05-20
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

        As of May 15, 2008—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Royalty income	$—	$—
Interest income	—	5,080
General and administrative expenses	—	(5,080)

Distributable income	$—	$—

Distributable income per unit	$—	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and short-term investments	$2,869	$2,969
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less accumulated amortization	(380,902,063)	(380,902,063)

Total assets	$5,806	$5,906

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$2,869	$2,969
Trust expense payable	41,538	190,955
Interest payable	77,897	31,187
Note payable—JPMorgan	2,478,221	1,673,617
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(2,594,719)	(1,892,822)

Total liabilities and trust corpus	$5,806	$5,906

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Trust corpus, beginning of period	$(1,892,822)	$2,937
Trust expenses payable	149,417	(190,955)
Interest payable	(46,710)	(31,187)
Note payable—JPMorgan	(804,604)	(1,673,617)

Trust corpus, end of period	$(2,594,719)	$(1,892,822)

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1—Trust Organization

        The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Mesa Petroleum Co. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. and its predecessors owned and operated their assets through Mesa Operating Co. ("Mesa") and its predecessors, and Mesa and its predecessors were the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. ("PNR") (successor to Mesa), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNRC owns and operates its assets through PNR, and PNR is also the managing general partner of the Partnership. PNRC and PNR are referred hereinafter collectively as "Pioneer."

        JPMorgan Chase Bank, N.A. ("JPMorgan") is the Trustee (the "Trustee") of the Trust. JPMorgan Chase & Co. and The Bank of New York Company ("BNY") announced in April 2006 an agreement pursuant to which BNY would acquire a portion of JPMorgan Chase & Co.'s corporate trust business in exchange for BNY's consumer small business and middle market banking business. This transaction did not include any transfer by JPMorgan of its obligations as Trustee of this Trust.

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

        In 2006, after the Court denied MHLP's attempt to remove JPMorgan as Trustee, the parties pursued formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by the Plaintiffs is that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside Farmout—the Midway #5 well on the Brazos A-39 Lease. Woodside and Pioneer witnesses have given sworn testimony in depositions about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After this time, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected production from the well might affect the value of the Trust's interest. The Trustee's independent engineers determined that the initial data regarding projected production from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer developed a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), and will install the necessary alarm and safety systems. The well returned to production on November 22, 2007 and is currently producing at 1-2 MMCFPD.

        On January 26, 2007, the Trustee reached a conditional settlement with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unitholders, but the Plaintiffs opposed it. On June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement. The Court also issued an Order setting the trial date for December 3, 2007.

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

        On December 3, 2007, JPMorgan, for itself and in its capacity as Trustee of the Trust, entered into a Settlement Agreement and Release with the Plaintiffs and additional Trust unitholders (the "Plaintiffs' Settlement Agreement"). Also on December 3, 2007, the Trustee and the Plaintiffs filed a Joint Motion for Approval of Settlement Agreement (the "Joint Motion"). In response to the Joint Motion, on December 21, 2007, Pioneer filed cross-claims against the Trustee seeking declaratory and injunctive relief to prevent certain aspects of the proposed settlement between the Trustee and the Plaintiffs, and alleging that all or part of such proposed settlement constituted a breach of contract and fiduciary duty. On January 14, 2008, the Trustee filed an answer to Pioneer's cross-claims, in which the Trustee denied the cross-claims in their entirety, stated that they were baseless, and set forth numerous affirmative defenses. On January 22, 2008, the Court issued an Order denying the Joint Motion. As a result, the conditions precedent to the Plaintiffs' Settlement Agreement could not be satisfied, and the

Plaintiffs' Settlement Agreement became null and void. In addition to denying the Joint Motion, the Court also considered and denied in the same Order (i) application by the Plaintiffs for the appointment of a temporary trustee and (ii) Pioneer's application for a temporary restraining order. As a result of the Court's denial of the Joint Motion, and the Court's denial of the Plaintiffs' application for the appointment of a temporary trustee, JPMorgan elected not to resign and continues to serve as Trustee. The Trustee continues to desire the appointment of a successor Trustee.

        On April 28, 2008, the Court issued a Docket Control Order to govern the schedule of the Lawsuit. In this Docket Control Order, the Court set the trial date for December 8, 2008.

        The Trustee will make the full detail of the underlying data of the December 31, 2007 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by Pioneer to DeGoyler & McNaughton (D&M), see page 27 of the Form 10-K for the year ended December 31, 2007 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership; however, due to the pending litigation, the Trustee can not predict the timing of the sale of the assets. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

Note 3—Going Concern

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, the legal proceeding described herein directly challenge whether the Termination Threshold has in fact been met and thus have affected the liquidation process.

Once the Trustee has liquidated all of the Partnerships's assets and has met all its obligations as described in the Trust Indenture, the Trust will no longer be a viable entity. Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the assets of the Partnership as part of the Trust Termination.

        During the two years ended December 31, 2007, the Trust incurred general and administrative expenses which exceeded Royalty and interest income and its available cash reserves, due to the absence of royalty income and expenses incurred in connection with the ongoing litigation. As such, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan on September 28, 2007, which was amended on December 3, 2007, for demand loans that may be advanced from time to time in the principal amount of up to $3.0 million. As of March 31, 2008, the Trust had $2,478,221 in outstanding note payable to JPMorgan and $77,897 in accrued and unpaid interest expense, leaving $521,779 available under this facility. Additionally, as of March 31, 2008, the Trust had $41,538 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all.

        On January 22, 2008, the Court in which the Lawsuit is pending issued an Order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on the date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. The Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time and JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note; however, JPMorgan has not issued a notice of acceleration or demand letter and has funded the Trust expenses through the month of March 2008.

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

Note 4—Net Overriding Royalty Interest

        The instruments conveying the Royalty to the Partnership provide that Pioneer will calculate and pay to the Partnership each month an amount equal to 90% of aggregate net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by Pioneer from sales of its share of oil and gas from the Royalty Properties (gross proceeds) over the operating and capital costs incurred. Costs exceeding gross proceeds for any month are recovered by Pioneer, with interest thereon at the prime rate of the Bank of America plus one-half percent, out of future gross proceeds prior to making further Royalty payments to the Partnership.

        Amortization of the Royalty, which is calculated on the basis of current Royalty income in relation to estimated future Royalty income, is charged directly to trust corpus since such amounts do not affect distributable income.

Note 5—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2007 Annual Report on Form 10-K.

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

          (b)   Interest income, interest receivable and distributions payable to unitholders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue and are recoupable from Royalty income. Trust expenses payable and the note payable are reported as a reduction in Trust Corpus.

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of March 31, 2008, there is a deficit balance due Pioneer of approximately $1.0 million compared with $1.4 million as of March 31, 2007, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. Currently, Pioneer estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $1.0 million, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income.

        No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of March 31, 2008 $2.6 million will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the three months ended March 31, 2008 and 2007, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $613,749 of the Trust's general and administrative expenses of $655,287 for the three months ended March 31, 2008 and $190,955 of accrued expenses from 2007. The trust had unpaid expenses of $41,538 as of March 31, 2008.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2008	2007
General and administrative costs incurred during the period	$655,287	$426,780
Expenses paid by JPMorgan for prior period	190,955	—
(Deductions from) additions to reserve for Trust expenses	(100)	(421,700)
Total expenses paid by JPMorgan during current period	(804,604)	—
Unpaid trust expenses	(41,538)	—

General and administrative costs as reported	$—	$5,080

Note 6—JPMorgan Demand Promissory Note

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

        On December, 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of March 31, 2008 was a Prime Rate of 7.25%, plus 2% for a combined rate of 9.25%.

        As of March 31, 2008, there was outstanding $2,478,221 of principal advanced for payment of Trust expenses together with $77,897 of accrued and unpaid interest expense. At March 31, 2008, the Trust had $521,779 available under this facility. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. As noted below, JPMorgan has no further obligation to advance additional monies to the Trust.

        On January 22, 2008, the Court in which the Lawsuit is pending issued an Order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial. According to the terms of the agreement, all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on this date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. The Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time. Additionally, JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note.

Note 7—Distributions to Unitholders

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

Note 8—Federal Income Taxes

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

        As a grantor trust, the Trust will incur no federal income tax liability. In addition, it will incur little or no federal income tax liability if it is held to be a non-grantor trust. If the Trust were held to be taxable as a corporation, it would have to pay tax on its net taxable income at the corporate rate. As the Trust operates in offshore Gulf Coast, federal waters, it has no state tax liability.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K for the year ended 2007, including under Item 1A. "Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Below is a summary of Royalty income received on the Trust properties for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Gross proceeds @ 90%	$466,468	$—
Operating expenditures @ 90%	(2,294)	(6,495)
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	464,174	(6,495)
Increase (decrease) in deficit	(464,174)	6,495

Net proceeds after deficit recovery	—	—
Royalty Income (99.99%)	$—	$—

        Below is a summary of distributable income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Royalty income	$—	$—
Interest income	—	5,080
General and administrative expenses	—	(5,080)

Distributable income	$—	$—
Distributable income per unit	$—	$—
Accumulated deficit (as of end of period)	$(1,012,875)	$(1,424,405)

        During the first quarters of 2008 and 2007, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand and Promissory Note with JPMorgan were used to pay $613,749 of the Trust's general and administrative expenses of $655,287 for the three months ended March 31, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $41,538 as of March 31, 2008.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, in which loans will be advanced by the lender from time to time not to exceed $3.0 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of March 31, 2008, $2,478,221 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2008	2007
General and administrative costs incurred during the period	$655,287	$426,780
Expenses paid by JPMorgan for prior period	190,955	—
(Deductions from) additions to reserve for Trust expenses	(100)	(421,700)
Total expenses paid by JPMorgan during current period	(804,604)	—
Unpaid trust expenses	(41,538)	—

General and administrative costs as reported	$—	$5,080

General and administrative expenses of the Trust for the first quarter of 2008 increased $228,507 or 54% to $655,287 as compared to $426,780 for the same period in 2007. The increase in general and administrative expenses in 2008 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination.

Operational Review

        Pioneer has advised the Trust that during the first quarter of 2008 and 2007 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A.

and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2008 were generally higher than spot market prices in the first quarter of 2007.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended March 31,
	2008	2007
Gross proceeds @ 90%	$17,084	$—
Operating expenditures @ 90%	(248)	(4,450)
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	$16,836	$(4,450)

        The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of March 31, 2008, these two blocks had one well capable of producing, the Brazos A-39 # 5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 No. B-1 well, operated by Newfield, was no longer producing and abandoned in 2007. Pioneer entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

        The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which Pioneer announced as a discovery. A production test was completed in 2005. Pioneer, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Beryl Oil and Gas. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan which was approved by the MMS. The well returned to production in the fourth quarter of 2007 after the installation of the required safety equipment. The current production rate is 1-2 MMCFD with 4,500 psi flowing tubing pressure. The flowing tubing pressure continues to gradually decline.

        Under the terms of a Farmout Agreement between Pioneer and Woodside Energy (USA) Inc., Pioneer farmed out to Woodside the undivided one-half interest previously burdened by the Partnership's net profits interest, but expressly providing that the farmed out interest would not be subject to the Partnership's net profits interest. Pioneer reserved a 10% overriding royalty interest, proportionately reduced to the interest conveyed, which interest, upon Woodside's recoupment of specified costs and expenses, would increase to 12.5%, proportionately reduced to the interest conveyed. The Partnership's net profits interest burdens the overriding royalty interest reserved by Pioneer. Pioneer has informed the Trustee that it believes this process is consistent with the terms of the original conveyance and with the handling of other farmout transactions involving lands burdened by the Partnership's net profits interest.

        Pioneer continues to own the undivided one-half interest not burdened by the Partnership's net profits interest and will participate in and operate the well as owner of that undivided one-half interest (subject to an agreement with Woodside to grant Woodside such interest in Pioneer's remaining undivided one-half interest to equalize those parties participation in the well).

        Pioneer has noted to the Trustee that the Farmout Agreement enabled the drilling costs of these prospects to be carried on the Partnership's interest in part by Woodside. Pioneer further noted that the Partnership's net profits interest would not have entitled the Trust (through the Partnership) to payment until drilling costs and applicable interest were recovered, whereas the overriding royalty interest retained under the Farmout Agreement entitles the Trust (through the Partnership) to payments prior to the recoupment of expenses incurred by Woodside and Pioneer. As noted above, the first prospect on Brazos A-7 was determined to be a dry hole. Under the Farmout Agreement and related agreements, those drilling and abandonment costs have been born entirely by Pioneer and Woodside and are not subject to recoupment from any proceeds otherwise payable to the Partnership or the Trust. Similarly, the Partnership's current interest in the "Midway" prospect on Brazos A-39 will be entitled to payment prior to Pioneer's and Woodside's recovery of expenses for drilling, completion, sub-sea tie backs and other costs.

West Delta 61 and Other

	Three Months Ended March 31,
	2008	2007
Gross proceeds @ 90%	$449,384	$—
Operating expenditures @ 90%	(2,046)	(2,045)
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	$447,338	$(2,045)

        Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed Pioneer that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified Pioneer that production at West Delta resumed production at all four wells in October 2007 at a combined production rate of 4.8 MMCFD

        The Pioneer-operated wells ceased production in 2002, and the wells were plugged and abandoned by year-end with the facilities being completely abandoned during 2003. The only remaining wells on this block are in West Delta 61. Pioneer farmed out a portion of West Delta 61 to Stone Energy retaining a 12.5% (11.25% net to the Trust through the Partnership) overriding royalty interest. Those properties were sold to Maritech Resources Inc. effective October 1, 2007. Maritech began accounting for the properties on February 1, 2008.

Capital Expenditures

        Pioneer does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, Pioneer has advised that it intends to farm out the Trust's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Trust.

Abandonment Expenditures

        In 2006, Pioneer exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, Pioneer revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of March 31, 2008, Pioneer had spent approximately $1.3 million of the $1.4 million estimate, while approximately $100,000 of Pioneer's original estimate for total abandonment remains to be spent. As the reserve for future abandonment cost was fully utilized during 2006, the total $1.4 million of the Partnership's interest in estimated repairs will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to the Partnership until Pioneer recoups the Partnership's portion of abandonment expenses from gross proceeds.

Production and Price Review

        Production volumes for natural gas increased to 32,001 Mcf in the first quarter of 2008 as compared with 0 Mcf in the first quarter of 2007 primarily due to resumed production at all four wells on the West Delta properties. The average sales price received for natural gas in the first quarter of 2008 was $6.90 per Mcf as compared with $0 per Mcf in the first quarter of 2007. Crude oil, condensate and natural gas liquids production volumes increased to 2,727 barrels in the first quarter of 2008 as compared to 0 barrels in the first quarter of 2007. The average sales price in the first quarter of 2008 for crude oil, condensate and natural gas liquids was $90.18 per barrel as compared to $0 per barrel in the first quarter of 2007.

Termination of the Trust

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

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership; however due to the pending litigation, the Trustee cannot predict the timing of the sale of the assets. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

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

March 31, 2008
ASSETS
Cash and short term investments	$2,869
Net overriding royalty interest in oil and gas properties	1,578,548

Total assets	$1,581,417

LIABILITIES
Reserve for Trust expenses	$2,869
Trust expenses payable	41,538
Interest Payable	77,897
Note payable—JPMorgan	2,478,221

Total liabilities	2,600,525

Net liabilities in process of liquidation	$1,019,108

        The net overriding royalty interest in oil and gas properties at March 31, 2008 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations) based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of March 31, 2008. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at March 31, 2008, which were derived from the December 31, 2007 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for first quarter of 2008 production. The working interest owner has not prepared a reserve report as of March 31, 2008, and therefore any revisions in oil and gas reserves during the first quarter of 2008 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

  •
  Forward strip commodity prices on March 31, 2008 and then escalated 2% thereafter.

  •
  Includes approximately $1.0 million of abandonment costs.

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

        In 2006, after the Court denied MHLP's attempt to remove JPMorgan as Trustee, the parties pursued formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by the Plaintiffs is that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside Farmout—the Midway #5 well on the Brazos A-39 Lease. Woodside and Pioneer witnesses have given sworn testimony in depositions about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After this time, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected production from the well might affect the value of the Trust's interest. The Trustee's independent engineers determined that the initial data regarding projected production from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer developed a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), and will install the necessary alarm and safety systems. The well returned to production on November 22, 2007 and is currently producing at 1-2 MMCFPD.

        On January 26, 2007, the Trustee reached a conditional settlement with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/

Woodside Settlement Agreement was in the best interest of the unitholders, but the Plaintiffs opposed it. On June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement. The Court also issued an Order setting the trial date for December 3, 2007.

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

        On December 3, 2007, JPMorgan, for itself and in its capacity as Trustee of the Trust, entered into a Settlement Agreement and Release with the Plaintiffs and additional Trust unitholders (the "Plaintiffs' Settlement Agreement"). Also on December 3, 2007, the Trustee and the Plaintiffs filed a Joint Motion for Approval of Settlement Agreement (the "Joint Motion"). In response to the Joint Motion, on December 21, 2007, Pioneer filed cross-claims against the Trustee seeking declaratory and injunctive relief to prevent certain aspects of the proposed settlement between the Trustee and the Plaintiffs, and alleging that all or part of such proposed settlement constituted a breach of contract and fiduciary duty. On January 14, 2008, the Trustee filed an answer to Pioneer's cross-claims, in which the Trustee denied the cross-claims in their entirety, stated that they were baseless, and set forth numerous affirmative defenses. On January 22, 2008, the Court issued an Order denying the Joint Motion. As a result, the conditions precedent to the Plaintiffs' Settlement Agreement could not be satisfied, and the Plaintiffs' Settlement Agreement became null and void. In addition to denying the Joint Motion, the Court also considered and denied in the same Order (i) application by the Plaintiffs for the appointment of a temporary trustee and (ii) Pioneer's application for a temporary restraining order. As a result of the Court's denial of the Joint Motion, and the Court's denial of the Plaintiffs' application for the appointment of a temporary trustee, JPMorgan elected not to resign and continues to serve as Trustee. The Trustee continues to desire the appointment of a successor Trustee.

        On April 28, 2008, the Court issued a Docket Control Order to govern the schedule of the Lawsuit. In this Docket Control Order, the Court set the trial date for December 8, 2008.

        The Trustee will make the full detail of the underlying data of the December 31, 2007 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by Pioneer to DeGoyler & McNaughton (D&M), see page 27 of the Form 10-K for the year ended December 31, 2007 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

        On December, 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

        As of March 31, 2008, the Trust had $2,478,221 outstanding of principal advanced and $77,897 in accrued and unpaid interest expense, leaving $521,779 available under this facility. Additionally, as of March 31, 2008, the Trust had $41,538 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all. The Trust Indenture prohibits the Trustee from making any distributions to unitholders until these loans are repaid in full.

        On January 22, 2008, the Court in which the Lawsuit is pending issued an Order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on the date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. The Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time and JPMorgan has no further obligation to advance additional monies under the

Demand Promissory Note; however, JPMorgan has not issued a notice of acceleration or demand letter and has funded the Trust expenses through the month of March 2008.

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

        The Trust's source of cash is the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties. Reference is made to Note 8 in the Notes to Financial Statement included in the Form 10-K for the year ended December 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not utilize market risk sensitive instruments. However, see the discussion of marketing by Pioneer above.

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by Pioneer, as the managing general partner of the Partnership, and the working interest owners to JPMorgan, as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the controls and procedures are effective.

        Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors "—None of the Trust nor its unitholders control the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties" in the Trust's 10-K for the year ended 2007 for a description of certain risks relating to these arrangements and reliance.

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

PART II

Item 6.    Exhibits

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

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
By:
Mike Ulrich
Vice President The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

Date: May 19, 2008

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
MESA OFFSHORE TRUST STATEMENTS OF DISTRIBUTABLE INCOME (Unaudited)
STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS
MESA OFFSHORE TRUST STATEMENTS OF CHANGES IN TRUST CORPUS (Unaudited)
MESA OFFSHORE TRUST NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk .
  Item 4. Controls and Procedures .
PART II
  Item 6. Exhibits
SIGNATURES