Form 10-Q
period 2008-06-30
MESA OFFSHORE TRUST
filed 2008-08-14
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

        As of August 14, 2008—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalty income	$—	$—	$—	$—
Interest income	—	—	—	5,080
General and administrative expense	—	—	—	(5,080)

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and short-term investments	$1,119	$2,969
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,063)	(380,902,063)

Total assets	$4,056	$5,906

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$1,119	$2,969
Trust expenses payable	258,137	190,955
Interest payable	123,828	31,187
Note payable—JPMorgan	2,645,346	1,673,617
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(3,024,374)	(1,892,822)

Total liabilities and trust corpus	$4,056	$5,906

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$(2,594,719)	$2,937	$(1,892,822)	$2,937
Trust expenses payable	(216,599)	(172,373)	(67,182)	(172,373)
Interest payable	(45,931)	—	(92,641)	—
Note payable—JPMorgan	(167,125)	—	(971,729)	—

Trust corpus, end of period	$(3,024,374)	$(169,436)	$(3,024,374)	$(169,436)

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

  Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MHLP") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR; Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MHLP's Original Petition alleges Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MHLP later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MHLP seeks include (a) reconstruing the Trust Indenture to determine the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MHLP to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

        MHLP's Original Petition did not contain any claims against the Trustee, except to enjoin the Trustee from terminating the Trust during the pendency of the Lawsuit. In April 2005, the Trustee entered into an agreement with MHLP whereby the Trustee would not terminate the Trust without first giving MHLP at least sixty-days written notice. This agreement allowed MHLP time to obtain documents and discovery from Pioneer and Woodside, and allowed the Trustee time to investigate the claims asserted by MHLP against Pioneer and Woodside to determine if they had any merit and, most importantly, whether they would benefit the Trust. During the six-month period between April and October 2005, the Trustee conducted an independent investigation including: numerous meetings and discussions with the parties; reviewing the relevant documents with the Trustee's counsel; employing independent reservoir engineers to evaluate the reserves in which the Trust has an interest; engaging independent joint venture auditors to examine the accounting records of the operator, Pioneer, relating to revenues and expenses allocated to the Partnership's interests; and obtaining from both MHLP and Pioneer their respective legal analyses of the challenged farmout.

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

        Faced with this post-Katrina situation, the Trustee urged all the parties to consent to a bifurcated trial of the farmout issue on an expedited basis. The Trustee proposed to MHLP that if the Court determined that the farmout was not valid and that restoring the net profit interest would benefit the Trust, then the Trust would reimburse MHLP's reasonable attorneys' fees, up to $100,000, and the Trustee would allow MHLP's counsel to represent the Trust in prosecuting the damages portion of the case. Conversely, if MHLP were to lose on the expedited determination of the farmout issue, in the absence of more evidence to support any ancillary claims, MHLP would dismiss the other claims and would not be reimbursed, and the Trustee would move forward to terminate the Trust.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

        Although the Trustee, Pioneer, and Woodside all agreed to an expedited trial of the farmout issues, MHLP balked. Contrary to the assertions of MHLP and the Intervenor Plaintiffs identified below, the Trustee never agreed that the claims asserted by MHLP against Pioneer and Woodside "had merit"—the Trustee simply stated that the farmout issue might merit adjudication at that time to determine (1) if MHLP was legally correct, and (2) if setting aside the farmout would benefit the Trust.

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

        Although MHLP's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MHLP's claims, on November 30, 2005, JPMorgan publicly announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MHLP's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MHLP, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, neither MHLP nor Pioneer has identified a willing qualified successor Trustee that is not also a lender under one of Pioneer's credit facilities (which status MHLP contends is an alleged conflict of interest).

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

        In 2006, after the Court denied MHLP's attempt to remove JPMorgan as Trustee, the parties began formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by the Plaintiffs is that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside Farmout—the Midway #5 well on the Brazos A-39 Lease. Woodside and Pioneer witnesses have given sworn testimony about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After this time, the Trustee

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

instructed its independent petroleum reserve engineers to evaluate how the production results and projected production from the well might affect the value of the Trust's interest. The Trustee's independent engineers determined that the initial data regarding projected production from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well returned to production on November 22, 2007 and is currently producing at 1-2 MMCFPD.

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

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

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

        On April 28, 2008, the Court issued a Docket Control Order to govern the schedule of the Lawsuit. In this Docket Control Order, the Court set the trial date for December 8, 2008. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment and ruled that the Plaintiffs do have standing to sue. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial courts' ruling on standing. The appellate court has not yet taken any action on the petition. By order dated July 23, 2008, the trial court entered a three-week stay to allow the appellate court time to rule on the mandamus petition. At a hearing scheduled for August 15, 2008, the trial court will weigh whether to continue the stay, or move the deadlines under the current docket control order. The case is currently set to begin trial on December 8, 2008, and discovery will resume once the current stay is lifted.

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

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

Note 3—Going Concern

        The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenge whether the Termination Threshold has in fact been met and thus have affected the liquidation process. Once the Trustee has liquidated all of the Partnership's assets and has met all its obligations as described in the Trust Indenture, the Trust will no longer be a viable entity. Due to the pending litigation, the Trustee cannot predict the timing of the sale of all or a portion of the assets of the Partnership as part of the Trust Termination.

        During the two years ended December 31, 2007, the Trust incurred general and administrative expenses which exceeded Royalty and interest income and its available cash reserves, due to the absence of royalty income and expenses incurred in connection with the ongoing litigation. As such, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan on September 28, 2007, which was amended on December 3, 2007, for demand loans that may be advanced from time to time in the principal amount of up to $3.0 million. As of June 30, 2008, the Trust had $2,645,346 in outstanding note payable to JPMorgan and $123,828 in accrued and unpaid interest expense, leaving $354,654 available under this facility. Additionally, as of June 30, 2008, the Trust had $258,137 in unpaid Trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all.

        On January 22, 2008, the Court in which the Lawsuit is pending issued an Order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on the date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. The Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time and JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note; however, JPMorgan has not issued a notice of acceleration or demand letter and has funded the Trust expenses through the month of June 2008.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Going Concern (Continued)

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

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

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

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of June 30, 2008, there is a deficit balance due Pioneer of approximately $627,000 compared with $1.4 million as of June 30, 2007, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. Currently, Pioneer estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is $470,000, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income.

        No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of June 30, 2008, $2.7 million will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the three and six months ended June 30, 2008 and 2007, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $168,875 of the Trust's general and administrative expenses of $412,012 for the three months ended June 30, 2008 and $15,000 of accrued expenses from the three months ended March 31, 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $973,579 of the Trust's general and administrative expenses of $1,040,761 for the six months ended June 30, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $258,137 as of June 30, 2008.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
General and administrative costs incurred during the period	$412,012	$547,100	$1,040,761	$973,880
Expenses paid by JPMorgan for prior period	15,000	—	190,995	—
(Deductions from) additions to reserve for Trust expenses	(1,750)	(374,727)	(1,850)	(796,427)
Total expenses paid by JPMorgan during current period	(167,125)	—	(971,729)	—
Unpaid Trust expenses	(258,137)	(172,373)	(258,137)	(172,373)

General and administrative costs as reported	$—	$—	$—	$5,080

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

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—JPMorgan Demand Promissory Note (Continued)

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of June 30, 2008 was a Prime Rate of 5%, plus 2% for a combined rate of 7%.

        As of June 30, 2008, there was outstanding $2,645,346 of principal advanced for payment of Trust expenses together with $123,828 of accrued and unpaid interest expense. At June 30, 2008, the Trust had $354,654 available under this facility. Additionally, as of June 30, 2008, the Trust had $258,137 in unpaid Trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. As noted below, JPMorgan has no further obligation to advance additional monies to the Trust under the demand and promissory note.

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

        Below is a summary of Royalty income received on the Trust properties for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross proceeds @ 90%	$385,582	$23,883	$852,050	$23,883
Operating expenditures @ 90%	3	(4,778)	(2,291)	(11,273)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$385,585	$19,105	$849,759	$12,610
Increase (decrease) in deficit	(385,585)	(19,105)	(849,759)	(12,610)

Net proceeds after deficit recovery	$—	$—	$—	$—

Royalty Income (99.99%)	$—	$—	$—	$—

        Below is a summary of distributable income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Royalty Income	$—	$—	$—	$—
Interest income	—	—	—	5,080
General and administrative expenses	—	—	—	(5,080)

Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accumulated deficit (as of end of period)	$627,329	$1,405,299	$627,329	$1,405,299

        During the three and six months ended June 30, 2008 and 2007, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand and Promissory Note with JPMorgan were used to pay $168,875 of the Trust's general and administrative expenses of $412,012 for the three months ended June 30, 2008 and $15,000 of accrued expenses for the three months ended March 31, 2008. The reserve for Trust expenses and advances under the Demand and Promissory Note with JPMorgan were used to pay $973,579 of the Trust's general and administrative expenses of $1,040,761 for the six months ended June 30, 2008 and $190,955 of accrued expenses from 2007. Royalty income and the reserve for Trust expenses were used to pay $374,727 of the Trust's second quarter 2007 general and administrative expenses of $547,100 and $796,427 of the Trust's general and administrative expenses of $973,880 for the six months ended June 30, 2007. The Trust had unpaid expenses of $258,137 and $172,373 as of June 30, 2008 and 2007, respectively.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, in which loans will be advanced by the lender from time to time not to exceed $3.0 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of June 30, 2008, $2,645,346 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
General and administrative costs incurred during the period	$412,012	$547,100	$1,040,761	$973,880
Expenses paid by JPMorgan for prior period	15,000	—	190,955	—
(Deductions from) additions to reserve for Trust expenses	(1,750)	(374,727)	(1,850)	(796,427)
Total expenses paid by JPMorgan during current period	(167,125)	—	(971,729)	—
Unpaid Trust expenses	(258,137)	(172,373)	(258,137)	(172,373)

General and administrative costs as reported	$—	$—	$—	$5,080

        General and administrative expenses of the Trust for the three months ended June 30, 2008 decreased $135,088 or 25% to $412,012 as compared to $547,100 for the same period in 2007. The decrease in general and administrative expenses for the three months ended June 30, 2008 is primarily due to a decrease in legal and accounting fees. General and administrative expenses of the Trust for the six months ended June 30, 2008 increased $66,881 to $1,040,761 or 7% compared to $973,880 for the first six months of 2007. The increase in general and administrative expenses for the six months ended June 30, 2008 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination.

Operational Review

        Pioneer has advised the Trust that during the second quarter of 2008 and 2007 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2008 were generally higher than spot market prices in the second quarter of 2007.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross proceeds @ 90%	$35,112	$23,883	$52,196	$23,883
Operating expenditures @ 90%	3	(6,580)	(245)	(11,030)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$35,115	$17,303	$51,951	$12,853

        The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of June 30, 2008, these two blocks had one well capable of producing, the Brazos A-39 #5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 No. B-1 well, operated by Newfield, was no longer producing and abandoned in 2007. Pioneer entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

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

West Delta 61 and Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross proceeds @ 90%	$350,470	$—	$799,854	$—
Operating expenditures @ 90%	—	1,802	(2,046)	(243)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$350,470	$1,802	$797,808	$(243)

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

Abandonment Expenditures

        In 2006, Pioneer exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, Pioneer revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of June 30, 2008, Pioneer had spent approximately $1.3 million of the $1.4 million estimate. Currently Pioneer believes all major abandonment charges have been incurred and is lowering their estimate to $1.3 million from $1.4 million. As the reserve for future abandonment cost was fully utilized during 2006, the total $1.3 million of the Partnership's interest in estimated abandonment charges will be deducted from any future gross proceeds on the Royalty Properties, which will reduce future Royalty income. No Royalty income will be distributed to the Partnership until Pioneer recoups the Partnership's portion of abandonment expenses from gross proceeds.

Production and Price Review

        Production volumes for natural gas increased to 30,829 Mcf in the second quarter of 2008 as compared with 3,453 Mcf in the second quarter of 2007 primarily due to resumed production at all four wells on the West Delta properties. The average sales price received for natural gas in the second quarter of 2008 was $9.10 per Mcf as compared with $6.67 per Mcf in the second quarter of 2007. Crude oil, condensate and natural gas liquids production volumes increased to 1,089 barrels in the second quarter of 2008 as compared to 16 barrels in the second quarter of 2007. The average sales price in the second quarter of 2008 for crude oil, condensate and natural gas liquids was $96.35 per barrel as compared to $52.89 per barrel in the second quarter of 2007.

        Production volumes for natural gas increased to 62,830 Mcf for the six months ended June 30, 2008 as compared with 3,453 Mcf for the six months ended June 30, 2007. The average sales price received for natural gas in the six months ended June 30, 2008 increased to $7.98 per Mcf compared with $6.67 per Mcf for the six months ended June 30, 2007. Crude oil, condensate and natural gas liquids production volumes increased to 3,813 barrels for the six months ended June 30, 2008 as compared with 16 barrels for the six months ended June 30, 2007. The average sales price for the six months ended June 30, 2008 for crude oil, condensate and natural gas liquids was $91.93 per barrel as compared with $52.89 per barrel for the six months ended June 30, 2007.

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

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership; however, due to the pending litigation, the Trustee cannot predict the timing of the sale of the assets. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that the sale process will be open to any persons desiring to participate, but, as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

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

June 30, 2008
ASSETS
Cash and short term investments	$1,119
Net overriding royalty interest in oil and gas properties	3,070,099

Total assets	$3,071,218

LIABILITIES
Reserve for Trust expenses	$1,119
Trust expenses payable	258,137
Interest Payable	123,828
Note payable—JPMorgan	2,645,346

Total liabilities	3,028,430

Net assets in process of liquidation	$42,788

        The net overriding royalty interest in oil and gas properties at June 30, 2008 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations) based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of June 30, 2008. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at June 30, 2008, which were derived from the December 31, 2007 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for six months of 2008 production. The working interest owner has not prepared a reserve report as of June 30, 2008, and therefore any revisions in oil and gas reserves during the first six months of 2008 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

  •
  Forward strip commodity prices on June 30, 2008.

  •
  Includes approximately $627,000 of abandonment costs.

  •
  Discount rate of 10%.

Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MHLP") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR; Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MHLP's Original Petition alleges Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MHLP later added claims against the Trustee for (1) an accounting and (2) breach of fiduciary duty. The remedies MHLP seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MHLP to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

        MHLP's Original Petition did not contain any claims against the Trustee, except to enjoin the Trustee from terminating the Trust during the pendency of the Lawsuit. In April 2005, the Trustee entered into an agreement with MHLP whereby the Trustee would not terminate the Trust without first giving MHLP at least sixty-days written notice. This agreement allowed MHLP time to obtain documents and discovery from Pioneer and Woodside, and allowed the Trustee time to investigate the claims asserted by MHLP against Pioneer and Woodside to determine if they had any merit and, most importantly, whether they would benefit the Trust. During the six-month period between April and October 2005, the Trustee conducted an independent investigation including: numerous meetings and discussions with the parties; reviewing the relevant documents with the Trustee's counsel; employing independent reservoir engineers to evaluate the reserves in which the Trust has an interest; engaging independent joint venture auditors to examine the accounting records of the operator, Pioneer, relating to revenues and expenses allocated to the Partnership's interests; and obtaining from both MHLP and Pioneer their respective legal analyses of the challenged farmout.

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

        Faced with this post-Katrina situation, the Trustee urged all the parties to consent to a bifurcated trial of the farmout issue on an expedited basis. The Trustee proposed to MHLP that if the Court determined that the farmout was not valid and that restoring the net profit interest would benefit the Trust, then the Trust would reimburse MHLP's reasonable attorneys' fees, up to $100,000, and the Trustee would allow MHLP's counsel to represent the Trust in prosecuting the damages portion of the case. Conversely, if MHLP were to lose on the expedited determination of the farmout issue, in the absence of more evidence to support any ancillary claims, MHLP would dismiss the other claims and would not be reimbursed, and the Trustee would move forward to terminate the Trust.

        Although the Trustee, Pioneer, and Woodside all agreed to an expedited trial of the farmout issues, MHLP balked. Contrary to the assertions of MHLP and the Intervenor Plaintiffs identified below, the Trustee never agreed that the claims asserted by MHLP against Pioneer and Woodside "had merit"—the Trustee simply stated that the farmout issue might merit adjudication at that time to determine (1) if MHLP was legally correct, and (2) if setting aside the farmout would benefit the Trust.

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

        Although MHLP's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MHLP's claims, on November 30, 2005, JPMorgan publicly announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MHLP's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MHLP, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, neither MHLP nor Pioneer has identified a willing qualified successor Trustee that is not also a lender under one of Pioneer's credit facilities (which status MHLP contends is an alleged conflict of interest).

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

        In 2006, after the Court denied MHLP's attempt to remove JPMorgan as Trustee, the parties began formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by the Plaintiffs is that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside Farmout—the Midway #5 well on the Brazos A-39 Lease. Woodside and Pioneer witnesses have given sworn testimony about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After this time, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected production from the well might affect the value of the Trust's interest. The Trustee's independent engineers determined that the initial data regarding projected production from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well returned to production on November 22, 2007 and is currently producing at 1-2 MMCFPD.

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

        On April 28, 2008, the Court issued a Docket Control Order to govern the schedule of the Lawsuit. In this Docket Control Order, the Court set the trial date for December 8, 2008. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment and ruled that the Plaintiffs do have standing to sue. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial courts' ruling on standing. The appellate court has not yet taken any action on the petition. By order dated July 23, 2008, the trial court entered a three-week stay to allow the appellate court time to rule on the mandamus petition. At a hearing scheduled for August 15, 2008, the trial court will weigh whether to continue the stay, or move the deadlines under the current docket control order. The case is currently set to begin trial on December 8, 2008, and discovery will resume once the current stay is lifted.

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

        As of June 30, 2008, the Trust had $2,645,346 outstanding of principal advanced and $123,828 in accrued and unpaid interest expense, leaving $354,654 available under this facility. Additionally, as of June 30, 2008, the Trust had $258,137 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all. The Trust Indenture prohibits the Trustee from making any distributions to unitholders until these loans are repaid in full.

        On January 22, 2008, the Court in which the Lawsuit is pending issued an Order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full, on the date. As defined by the note, if the Trust fails to pay any amount of principal or interest when due, the Trust is considered in default of the loan. The Trust failed to pay the principal and all accrued interest on the accelerated due date of January 22, 2008. As a result of the occurrence of the maturity date, JPMorgan may demand payment at any time and JPMorgan has no further obligation to advance additional monies under the Demand Promissory Note; however, JPMorgan has not issued a notice of acceleration or demand letter and has funded the Trust expenses through the month of June 2008.

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

			SEC File or Registration Number	Exhibit Number
4	(a)*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(gg)
4	(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10	(hh)
4	(c)*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10	(ii)
4	(d)*	Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4	(d)
4	(e)*	Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4	(e)
31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA OFFSHORE TRUST
By:	/s/ JPMORGAN CHASE BANK, N.A., as Trustee
By:
Mike Ulrich
Vice President The Bank of New York Trust Company, N.A., as attorney-in-fact for the Trustee

Date: August 14, 2008

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