Form 10-Q
period 2008-09-30
MESA OFFSHORE TRUST
filed 2008-11-14
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

1-800-852-1422 / 1-512-236-6599
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

        As of November 14, 2008—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Royalty income	$—	$—	$—	$—
Interest income	—	—	—	5,080
General and administrative expense	—	—	—	(5,080)

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and short-term investments	$69	$2,969
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Accumulated amortization	(380,902,063)	(380,902,063)

Total assets	$3,006	$5,906

LIABILITIES AND TRUST CORPUS
Reserve for Trust expenses	$69	$2,969
Trust expenses payable	120,008	190,955
Interest payable	178,493	31,187
Note payable—JPMorgan	3,317,679	1,673,617
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(3,613,243)	(1,892,822)

Total liabilities and trust corpus	$3,006	$5,906

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Trust corpus, beginning of period	$(3,024,374)	$(169,436)	$(1,892,822)	$2,937
Trust expenses payable	138,129	(1,311,172)	70,947	(1,483,545)
Interest payable	(54,665)	—	(147,306)	—
Note payable—JPMorgan	(672,333)	—	(1,644,062)	—

Trust corpus, end of period	$(3,613,243)	$(1,480,608)	$(3,613,243)	$(1,480,608)

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. Repair or replacement options for the separator are being evaluated. The last producing rate was 1.4 MM/D with 3200 psi flowing tubing pressure. There can be no assurance regarding longevity of the gas production on the 52C host platform. Blending with this gas is required to meet pipeline gas quality specifications.

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

        On April 28, 2008, the Court issued a Docket Control Order to govern the schedule of the Lawsuit. In this Docket Control Order, the Court set the trial date for December 8, 2008. On July 3, 2008, the Plaintiffs filed a Third Amended Petition, seeking, among other things, to add claims against the Partnership (though its partners Pioneer and the Trustee) and JPMorgan in an individual capacity. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment and ruled that the Plaintiffs do have standing to sue Pioneer. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial courts' ruling on standing. On September 25, 2008, the Houston Fourteenth Court of Appeals denied Pioneer's petition for writ of mandamus, and Pioneer filed a petition for writ of mandamus with the Supreme Court of Texas on October 1, 2008. The Supreme Court of Texas has not yet taken any action on the petition.

        Pioneer sent the Trustee and the Plaintiffs a proposal dated October 10, 2008, setting forth the terms by which Pioneer would assign its interest in the Brazos A-39 Lease. The Plaintiffs have rejected Pioneer's proposal, but the Trustee is currently evaluating the proposal. On October 24, 2008, the group of unitholders led by Keith A. Wiegand filed a Motion for Non-Suit Without Prejudice, and the Court granted the motion on October 24, 2008. At a hearing before the Court on October 31, 2008, the Plaintiffs agreed to postpone the trial of the Lawsuit, and the trial is now scheduled for April 13, 2009.

        The Trustee will make the full detail of the underlying data of the December 31, 2007 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by Pioneer to DeGolyer & McNaughton (D&M), see page 27 of the Form 10-K for the year ended December 31, 2007 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

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

        During the two years ended December 31, 2007, the Trust incurred general and administrative expenses which exceeded Royalty and interest income and its available cash reserves, due to the absence of royalty income and expenses incurred in connection with the ongoing litigation. As such, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan on September 28, 2007, which was amended on December 3, 2007, for demand loans that may be advanced from time to time in the principal amount of up to $3.0 million. On August 25, 2008, the Trustee executed an amended and restated Demand Note that among other things increased the aggregate principal amount available for borrowing to $4.0 million. As of September 30, 2008, the Trust had $3,317,679 in outstanding note payable to JPMorgan and $178,493 in accrued and unpaid interest expense, leaving $682,321 available under this facility. Additionally, as of September 30, 2008, the Trust had $120,008 in unpaid Trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Going Concern (Continued)

        On January 22, 2008, the Court in which the Lawsuit is pending issued an order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full. On August 25, 2008, in connection with the execution of the Second Amended and Restated Promissory Note, the definition of "Maturity Date" was amended to delete the test relating to the failure of the Court to approve the prior Settlement Agreement. As a result, the due date of the Demand Promissory Note was not accelerated as a result of the order described above.

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

        While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America which may require a liquidation basis of accounting, this basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. Additionally, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because, under such accounting principles, royalty income for a month would be based on net proceeds from production for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month.

        The instruments conveying the Royalty provide that the working interest owner will calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred. As of September 30, 2008, there is a deficit balance due Pioneer of approximately $230,000 compared with $1.5 million as of September 30, 2007, which will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income. Currently, Pioneer estimates that the abandonment accrual for amounts expended but not recouped and for projected future abandonment expenses for properties in which the Trust has an interest is approximately $230,000, net to the Trust, which is included in the deficit balance above. These costs will be deducted from any future gross proceeds on the Royalty properties, which will reduce future Royalty income.

        No Royalty income will be distributed to unitholders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of September 30, 2008, $3,616,180 will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the three and nine months ended September 30, 2008 and 2007, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $673,383 of the Trust's general and administrative expenses of $535,254 for the three months ended September 30, 2008 and $146,245 of accrued expenses from the three months ended June 30, 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $1,646,962 of the Trust's general and administrative expenses of $1,576,015 for the nine months ended September 30, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $120,008 as of September 30, 2008.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative costs incurred during the period	$535,254	$1,311,522	$1,576,015	$2,285,400
Expenses paid by JPMorgan for prior period	146,245	—	190,955	—
(Deductions from) additions to reserve for Trust expenses	(1,050)	(350)	(2,900)	(796,775)
Total expenses paid by JPMorgan during current period	(672,333)	—	(1,644,062)	—
Unpaid Trust expenses	(8,116)	(1,311,172)	(120,008)	(1,483,545)

General and administrative costs as reported	$—	$—	$—	$5,080

Note 6—JPMorgan Demand Promissory Note

        On September 28, 2007, the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3.0 million. As part of the agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or December 31, 2008, whichever is earlier.

        On December 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3.0 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—JPMorgan Demand Promissory Note (Continued)

        On August 25, 2008, the Trustee executed an amended and restated Demand Note that among other things increased the aggregate principal amount available for borrowing to $4.0 million and amended the definition of "Maturity Date" to delete the text relating to the failure of the Court to approve the prior Settlement Agreement.

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of September 30, 2008 was a Prime Rate of 5%, plus 2% for a combined rate of 7%.

        As of September 30, 2008, there was outstanding $3,317,679 of principal advanced for payment of Trust expenses together with $183,823 of accrued and unpaid interest expense. At September 30, 2008, the Trust had $682,321 available under this facility. Additionally, as of September 30, 2008, the Trust had $120,008 in unpaid Trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all.

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

        Below is a summary of Royalty income received on the Trust properties for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross oil and gas proceeds @ 90%	$198,416	$5,664	$1,050,465	$29,547
Operating expenditures @ 90%	(14,509)	(70,832)	(16,801)	(82,105)
Recoupment of abandonment expenses @ 90%	104,145	—	104,145	—
Other proceeds @ 90%	112,780	—	112,780	—

Net proceeds (deficit)	$400,832	$(65,168)	$1,250,589	$(52,558)
Increase (decrease) in deficit	(400,832)	65,168	(1,250,589)	52,558

Net proceeds after deficit recovery	$—	$—	$—	$—

Royalty Income (99.99%)	$—	$—	$—	$—

        Below is a summary of distributable income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Royalty Income	$—	$—	$—	$—
Interest income	—	—	—	5,080
General and administrative expenses	—	—	—	(5,080)

Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accumulated deficit (as of end of period)	$226,538	$1,470,467	$226,538	$1,470,467

        During the three and nine months ended September 30, 2008 and 2007, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $673,383 of the Trust's general and administrative expenses of $535,254 for the three months ended September 30, 2008 and $146,245 of accrued expenses for the three months ended June 30, 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $1,646,962 of the Trust's general and administrative expenses of $1,576,015 for the nine months ended September 30, 2008 and $190,955 of accrued expenses from 2007. Interest income and the reserve for Trust expenses were used to pay $350 of the Trust's third quarter 2007 general and administrative expenses of $1,311,522 and $801,855 of the Trust's general and administrative expenses of $2,285,400 for the nine months ended September 30, 2007. The Trust had unpaid expenses of $120,008 and $1,483,545 as of September 30, 2008 and 2007, respectively.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, in which loans will be advanced by the lender from time to time not to exceed $3.0 million. On August 25, 2008, the Trustee executed an amended and restated Demand Note that among other things increased the aggregate principal amount available for borrowing to $4.0 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of September 30, 2008, $3,317,679 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative costs incurred during the period	$535,254	$1,311,522	$1,576,015	$2,285,400
Expenses paid by JPMorgan for prior period	146,245	—	190,955	—
(Deductions from) additions to reserve for Trust expenses	(1,050)	(350)	(2,900)	(796,775)
Total expenses paid by JPMorgan during current period	(672,333)	—	(1,644,062)	—
Unpaid Trust expenses	(8,116)	(1,311,172)	(120,008)	(1,483,545)

General and administrative costs as reported	$—	$—	$—	$5,080

        General and administrative expenses of the Trust for the three months ended September 30, 2008 decreased $776,268 or 59% to $535,254 as compared to $1,311,522 for the same period in 2007. The decrease in general and administrative expenses for the three months ended September 30, 2008 is primarily due to a decrease in legal fees. General and administrative expenses of the Trust for the nine months ended September 30, 2008 decreased $709,385 to $1,576,015 or 31% compared to $2,285,400 for the first nine months of 2007. The decrease in general and administrative expenses for the nine months ended September 30, 2008 is primarily due to a decrease in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination.

Operational Review

        Pioneer has advised the Trust that during the third quarter of 2008 and 2007 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2008 were generally higher than spot market prices in the third quarter of 2007.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross oil and gas proceeds @ 90%	$41,147	$5,664	$93,342	$29,547
Operating expenditures @ 90%	515	(46,870)	272	(57,898)
Other proceeds @ 90%	—	—	—	—

Net proceeds (deficit)	$41,662	$(41,206)	$93,614	$(28,351)

        The Brazos A-7 and A-39 blocks continued to experience a decrease in natural gas production due to natural production decline. As of September 30, 2008, these two blocks had one well capable of producing, the Brazos A-39 #5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 No. B-1 well, operated by Newfield, was no longer producing and abandoned in 2007. Pioneer entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

        The second exploration prospect, the Brazos A-39 #5, was drilled on Brazos A-39, which Pioneer announced as a discovery. A production test was completed in 2005. Pioneer, the operator on this property, has informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by

Beryl Oil and Gas. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan which was approved by the MMS. The well returned to production in the fourth quarter of 2007 after the installation of the required safety equipment. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. Repair or replacement options for the separator are being evaluated. The last producing rate was 1.4 MM/D with 3200 psi flowing tubing pressure. There can be no assurance regarding longevity of the gas production on the 52C host platform. Blending with this gas is required to meet pipeline gas quality specifications.

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

West Delta 61 and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross oil and gas proceeds @ 90%	$157,269	$—	$957,123	$—
Operating expenditures @ 90%	(15,024)	(23,962)	(17,073)	(24,205)
Recoupment of abandonment expenses @ 90%	104,145	—	104,145	—
Other proceeds @ 90%	112,780	—	112,780	—

Net proceeds (deficit)	$359,170	$(23,962)	$1,156,975	$(24,205)

        Hurricane Katrina struck the Gulf of Mexico in August 2005. The operator of the West Delta properties informed Pioneer that the West Delta properties have been shut in since August 27, 2005 due to damage to the platform, the pipeline and the sales terminal. The operator has notified Pioneer that production at West Delta resumed production at all four wells in October 2007. There are currently three wells producing on this block and their combined rate is 1.0 MMcf/day of gas and 100 barrels of oil per day.

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

Other Proceeds

        During the third quarter of 2008, proceeds for salvage value were received on the Matagorda Island Block 624 of $57,335 and $55,445 for the South Marsh Island 155 Block.

Abandonment Expenditures

        In 2006, Pioneer exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, Pioneer revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of September 30, 2008, Pioneer had spent approximately $1.3 million of the $1.4 million estimate. Currently Pioneer believes all major abandonment charges have been incurred and is lowering their estimate to $1.3 million from $1.4 million. The Trust is recouping excess abandonment expenses previously taken. No Royalty income will be distributed to the Partnership until Pioneer recoups the Partnership's portion of abandonment expenses from gross proceeds. As of September 30, 2008 approximately $230,000, net to the Trust, remains to be recouped.

Production and Price Review

        Production volumes for natural gas increased to 5,662 Mcf in the third quarter of 2008 as compared with 745 Mcf in the third quarter of 2007 primarily due to resumed production at all four wells on the West Delta properties. The average sales price received for natural gas in the third quarter of 2008 was $13.85 per Mcf as compared with $7.36 per Mcf in the third quarter of 2007. Crude oil, condensate and natural gas liquids production volumes increased to 1,106 barrels in the third quarter of 2008 as compared to 3 barrels in the third quarter of 2007. The average sales price in the third quarter of 2008 for crude oil, condensate and natural gas liquids was $96.78 per barrel as compared to $61.33 per barrel in the third quarter of 2007.

        Production volumes for natural gas increased to 68,492 Mcf for the nine months ended September 30, 2008 as compared with 4,198 Mcf for the nine months ended September 30, 2007. The average sales price received for natural gas in the nine months ended September 30, 2008 increased to $8.47 per Mcf compared with $6.79 per Mcf for the nine months ended September 30, 2007. Crude oil, condensate and natural gas liquids production volumes increased to 4,919 barrels for the nine months ended September 30, 2008 as compared with 19 barrels for the nine months ended September 30, 2007. The average sales price for the nine months ended September 30, 2008 for crude oil, condensate and natural gas liquids was $64.30 per barrel as compared with $53.84 per barrel for the nine months ended September 30, 2007.

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

September 30, 2008
ASSETS
Cash and short term investments	$69
Net overriding royalty interest in oil and gas properties	1,943,237

Total assets	$1,943,306

LIABILITIES
Reserve for Trust expenses	$69
Trust expenses payable	120,008
Interest Payable	178,493
Note payable—JPMorgan	3,317,679

Total liabilities	3,616,249

Net liabilities in process of liquidation	$(1,672,943)

        The net overriding royalty interest in oil and gas properties at September 30, 2008 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations) based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of September 30, 2008. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at September 30, 2008, which were derived from the December 31, 2007 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for nine months of 2008 production. The working interest owner has not prepared a reserve report as of September 30, 2008, and therefore any revisions in oil and gas reserves during the first nine months of 2008 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

  •
  Forward strip commodity prices on September 30, 2008. The recent decline in commodity prices has decreased the fair value of the net overriding royalty interest in oil and gas properties.

  •
  Includes approximately $230,000 of abandonment costs.

  •
  Discount rate of 10%.

Liquidity and Capital Resources

        In accordance with the provisions of the Trust conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the unitholders. Based on the current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. On September 28, 2007, the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3.0 million. As part of that agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the

Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The rate effective as of September 30, 2008 was a Prime Rate of 5%, plus 2% for a combined rate of 7%. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or December 31, 2008, whichever is earlier.

        On December 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3.0 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

        On August 25, 2008, the Trustee executed an amended and restated Demand Note that among other things increased the aggregate principal amount available for borrowing to $4.0 million.

        As of September 30, 2008, the Trust had $3,317,679 outstanding of principal advanced and $178,493 in accrued and unpaid interest expense, leaving $682,321 available under this facility. Additionally, as of September 30, 2008, the Trust had $120,008 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all. The Trust Indenture prohibits the Trustee from making any distributions to unitholders until these loans are repaid in full.

        On January 22, 2008, the Court in which the Lawsuit is pending issued an order denying the Joint Motion for Approval of Settlement Agreement between the Plaintiffs and JPMorgan, for itself and in its capacity as Trustee of the Trust. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full. On August 25, 2008, in connection with the execution of the Second Amended and Restated Promissory Note, the definition of "Maturity Date" was amended to delete the test relating to the failure of the Court to approve the prior Settlement Agreement. As a result, the due date of the Demand Promissory Note was not accelerated as a result of the order described above.

        The Trust's source of cash is the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties. Reference is made to Note 8 in the Notes to Financial Statements included in the Form 10-K for the year ended December 31, 2007.

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

Item 1.    Legal Proceedings

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production from the well likely would not exceed the costs of drilling and completing the well. Accordingly, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007. The well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. Repair or replacement options for the separator are being evaluated. The last producing rate was 1.4 MM/D with 3200 psi flowing tubing pressure. There can be no assurance regarding longevity of the gas production on the 52C host platform. Blending with this gas is required to meet pipeline gas quality specifications.

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

        On April 28, 2008, the Court issued a Docket Control Order to govern the schedule of the Lawsuit. In this Docket Control Order, the Court set the trial date for December 8, 2008. On July 3, 2008, the Plaintiffs filed a Third Amended Petition, seeking, among other things, to add claims against the Partnership (though its partners Pioneer and the Trustee) and JPMorgan in an individual capacity. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment and ruled that the Plaintiffs do have standing to sue Pioneer. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial courts' ruling on standing. On September 25, 2008, the Houston Fourteenth Court of Appeals denied Pioneer's petition for writ of mandamus, and Pioneer filed a petition for writ of mandamus with the Supreme Court of Texas on October 1, 2008. The Supreme Court of Texas has not yet taken any action on the petition.

        Pioneer sent the Trustee and the Plaintiffs a proposal dated October 10, 2008, setting forth the terms by which Pioneer would assign its interest in the Brazos A-39 Lease. The Plaintiffs have rejected Pioneer's proposal, but the Trustee is currently evaluating the proposal. On October 24, 2008, the group of unitholders led by Keith A. Wiegand filed a Motion for Non-Suit Without Prejudice, and the Court granted the motion on October 24, 2008. At a hearing before the Court on October 31, 2008, the Plaintiffs agreed to postpone the trial of the Lawsuit, and the trial is now scheduled for April 13, 2009.

        The Trustee will make the full detail of the underlying data of the December 31, 2007 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust termination. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties based on information provided by Pioneer to DeGolyer & McNaughton (D&M), see page 27 of the Form 10-K for the year ended December 31, 2007 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unitholders will be an amount net of funds required to satisfy all Trust liabilities.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which summarize the principal risks associated with an investment in units in the Trust. The risks described in our Annual Report on Form 10-K are not the only risks associated with an investment in units in the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on any investment in units in the Trust.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

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

MESA OFFSHORE TRUST
By:	JPMORGAN CHASE BANK, N.A., as Trustee
/s/ Mike Ulrich
By:	Mike Ulrich
Vice President The Bank of New York Mellon Trust Company, N.A., as attorney-in-fact for the Trustee

Date: November 14, 2008

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES