Form 10-Q
period 2009-03-31
MESA OFFSHORE TRUST
filed 2009-05-15
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of May 15, 2009—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Royalty income	$112,567	$—
Interest income	21	—
General and administrative expenses	(112,588)	—

Distributable income	$—	$—

Distributable income per unit	$—	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and short-term investments	$111,606	$69
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,902,063)	(380,902,063)

Total assets	$114,543	$3,006

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$111,606	$69
Trust expense payable	93,622	270,595
Interest payable	281,317	230,440
Note payable—JPMorgan	4,436,164	3,557,646
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(4,808,166)	(4,055,744)

Total liabilities and trust corpus	$114,543	$3,006

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Trust corpus, beginning of period	$(4,055,744)	$(1,892,822)
Trust expenses payable	176,973	149,417
Interest payable	(50,877)	(46,710)
Note payable—JPMorgan	(878,518)	(804,604)

Trust corpus, end of period	$(4,808,166)	$(2,594,719)

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

  The Partnership

        The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Mesa Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa") the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. ("PNR") (successor to Mesa), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNR owns and operates its assets through PNRC, and is also the managing general partner of the Partnership. The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

  Status of the Trust

        The Mesa Offshore Trust Indenture (the "Trust Indenture") provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenged whether the Termination Threshold has in fact been met and thus have affected the liquidation process. See "—Timing of Liquidation" below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

  Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MOSH") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR (together with PNRC, "Pioneer"); Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MOSH's Original Petition alleged Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MOSH later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MOSH seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MOSH to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MOSH. Another group of

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

unit holders, led by Keith A. Wiegand, (together with Dagger-Spine, the "Intervenors") also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MOSH. MOSH and the Intervenors are referred to hereinafter as the "Plaintiffs."

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

        Given its conclusion that the Trust was better off with the post-farmout override, and hoping to the end this expensive litigation and liquidate the Trust per the Trust Indenture, the Trustee reached a conditional settlement on January 26, 2007 with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unit holders, but the Plaintiffs opposed it, and on June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement.

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

        On December 3, 2007, the Trustee entered into a Settlement Agreement and Release with the Plaintiffs and additional Trust unit holders (the "Plaintiffs' Settlement Agreement"). Also on December 3, 2007, the Trustee and the Plaintiffs filed a Joint Motion for Approval of Settlement Agreement (the "Joint Motion"). In response to the Joint Motion, on December 21, 2007, Pioneer filed cross-claims against the Trustee seeking declaratory and injunctive relief to prevent certain aspects of the proposed settlement between the Trustee and the Plaintiffs. On January 14, 2008, the Trustee filed an answer to Pioneer's cross-claims, in which the Trustee denied the cross-claims in their entirety, stated that they were baseless, and set forth numerous affirmative defenses. On January 22, 2008, the Court issued an Order denying the Joint Motion. As a result, the conditions precedent to the Plaintiffs' Settlement Agreement could not be satisfied, and the Plaintiffs' Settlement Agreement became null and void. In addition to denying the Joint Motion, the Court also considered and denied in the same Order (i) the application by the Plaintiffs for the appointment of a temporary trustee and (ii) Pioneer's application for a temporary restraining order. As a result of the Court's denial of the Joint Motion, and the Court's denial of the Plaintiffs' application for the appointment of a temporary trustee, JPMorgan elected not to resign in order to avoid a vacancy, and continues to serve as Trustee. The Trustee continues to desire the appointment of a successor Trustee.

        On April 28, 2008, the Court issued a Docket Control Order, setting the trial date for December 8, 2008. On July 3, 2008, the Plaintiffs filed a Third Amended Petition, seeking, among other things, to add claims against the Partnership (though its partners Pioneer and the Trustee) and JPMorgan in an individual capacity. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment, including Pioneer's challenge to Plaintiffs' standing. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial courts' ruling on standing. On September 25, 2008, the Houston Fourteenth Court of Appeals denied Pioneer's petition for writ of mandamus, and Pioneer filed a petition for writ of mandamus with the Supreme Court of Texas on October 1, 2008. On October 24, 2008, the group of unit holders led by Keith A. Wiegand filed a Motion for Non-Suit Without Prejudice, and the Court granted the motion on October 24, 2008. Thus, all references herein to "Plaintiffs" after the date of October 24, 2008 include only MOSH and Dagger-Spine. At a hearing before the Court on October 31, 2008, the Plaintiffs agreed to postpone the trial again, and the trial was scheduled for April 13, 2009. The Supreme Court of Texas denied Pioneer's petition for writ of mandamus on November 21, 2008.

        By notice dated February 6, 2009, which the Trustee mailed to all unit holders of record on February 10, 2009, the Trustee announced that the Termination Threshold had been met and that, as a result, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on March 18, 2009. In addition, the Trustee announced that the sale would include all of Pioneer's

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

interests in Brazos Block A-39. On March 3, 9, and 12, respectively, unit holders Gordon Stamper, Robert Miles, and Keith Wiegand—formerly part of the group of Intervenors led by Keith Wiegand (collectively, the "Individual Intervenors")—filed pro se motions with the Court, requesting to intervene in the Lawsuit. At the public auction on March 18, 2009, no bids were submitted, so the Trustee is considering its options under the Trust Indenture and in light of the pending litigation. On March 25, 2009, Plaintiffs filed their Fourth Amended Original Petition, Application for Temporary Restraining Order, Temporary Injunction, Show Cause Order, and Permanent Injunction. On April 15, 2009 and May 9, 2009, respectively, unit holders Michael Brown and Benjamin Ginter filed additional interventions.

        On April 27, 2009, the Trustee, on behalf of the Trust, entered into a Binding Settlement Agreement Term Sheet ("Term Sheet") with (1) the Plaintiffs, (2) Pioneer, and (3) Woodside, summarizing the principal terms of a settlement in the Lawsuit. Pursuant to the provisions of the Term Sheet, and subject to certain conditions precedent therein and to be included in a Final Settlement Agreement approved by the Court: (1) Pioneer will pay to the Trust $13 million and will sell and contribute to the Trust any proceeds from the sale of all of its interests in the Brazos Block A-39 (the "Pioneer Settlement Interests"); (2) the Trustee will pay to the Trust $5 million and will release all claims for and forgive repayment of the existing $5 million Demand Promissory Note (the "Credit Facility") provided by JPMorgan, as lender, to the Trust; and (3) Woodside will pay to the Trust $1 million. Notwithstanding certain other releases, the Trustee will be permitted to use the remaining balance available under the Credit Facility and any other Trust income to pay Trust liabilities and expenses as permitted under the Trust Indenture prior to the receipt and final distribution of any net settlement proceeds.

        As provided in the Term Sheet, each of the parties agreed to release any and all claims against the other parties that are, or could have been, asserted in the Lawsuit, including any claims for reimbursement of attorney's fees or costs.

        The parties intend to enter into a Final Settlement Agreement, which will be submitted to the Court for final approval. As a condition precedent to the settlement, the Court must approve and enter findings as part of the Agreed Final Judgment that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit are owned by Plaintiffs, and/or the Trust, and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee have the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and Plaintiffs; and the settlement is in the best interest of the Trust, its unit holders and the Partnership. The Court's Agreed Final Judgment must be entered following a hearing for which notice is provided by the Trustee to all Trust unit holders in accordance with the notice provisions of the Trust Indenture. If the Court does not approve the Final Settlement Agreement and enter an Agreed Final Judgment in accordance with the express terms set forth in the Term Sheet and the Final Settlement Agreement, any of the parties may, in its sole discretion, withdraw from the settlement and the Term Sheet and the Final Settlement Agreement will become null and void.

        After a Final Settlement Agreement is approved and an Agreed Final Judgment is entered by the Court, the Trustee will direct Pioneer to sell the assets of the Partnership (the "Partnership assets") (along with the Pioneer Settlement Interests), consistent with the terms contained in the Term Sheet

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

and as approved by the Court, at public auction and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process (the "Liquidation Process").

        The Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement Interests") will be offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot (together, the "Sales Lots"). The Plaintiffs have identified a Qualified Bidder, MOSH, LLC, for each of the Sales Lots, which bidder must (1) place $375,000 for each Sales Lot, or $750,000 in the aggregate, into escrow within three business days following the date an Agreed Final Judgment is entered by the Court approving the Final Settlement Agreement, and (2) with respect to the Brazos A-39 Lot, demonstrate its qualification with the Mineral Management Service of the U.S. Department of the Interior to hold record title interest in and to operate offshore interests. The Qualified Bidder will have the right to enter into Right of First Refusal Agreements with respect to the applicable Sales Lot, which would provide that in the event higher bids are obtained at public auction, the Qualified Bidder would have the right, but not the obligation, to purchase the lot on the same terms as the highest bidder. If the Qualified Bidder fails to meet the applicable requirements or fails to timely exercise its right of first refusal, the Right of First Refusal Agreements will be extinguished and the sales process can proceed with the other highest bidder(s) and any escrow sums will be returned to the Qualified Bidder.

        Payment of settlement proceeds by Pioneer, JPMorgan and Woodside to the Trustee will be made once the Trustee receives the sales proceeds from the public auction. The settlement proceeds will be placed into separate, interest-bearing, escrow accounts at JPMorgan and will not be distributed by the Trustee until after the Agreed Final Judgment becomes final and non-appealable. Should the Agreed Final Judgment be reversed, the settlement proceeds will be returned to the respective defendants.

        The final distribution by the Trust of the proceeds (i.e., the settlement proceeds plus any sales proceeds from the public auction of the Partnership assets and the Pioneer Settlement Interests) to Trust unit holders will be made only after the settlement proceeds have been remitted to the Trustee, and the Trustee has deducted any costs incurred for effecting the sale of assets in the Liquidation Process and any other fees and expenses relating to the administration of the Trust after April 27, 2009. Counsel for the Plaintiffs also intend to request that the Court award attorney's fees of one-third of the $19 million cash settlement, plus approximately $2 million in expenses incurred, before final distribution. The actual amount awarded to the Plaintiffs' counsel will be approved by the Court. Accordingly, the final distribution of net settlement and sales proceeds by the Trust to its 71,980,216 outstanding units of beneficial interest may be materially less than the gross settlement and sales proceeds.

        The Trustee expects to establish a future record date approved by the Court in the Agreed Final Judgment to serve as the date for holders of record entitled to final distribution as part of the winding up of the Trust.

        In the event the Liquidation Process does not result in the sale of Pioneer's interests in Brazos Block A-39, Pioneer is entitled to dispose of such assets in any manner it sees fit, including by way of example and without limitation, withdrawing from participation in and ownership in Brazos Block A-39 pursuant to the terms of the Offshore Operating Agreement governing this property. In addition, if the Partnership's interests remain unsold and no buyer can be found after the completion of the public

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

auction, Pioneer has the absolute right to cancel and/or extinguish such interest(s). Until the time of any sale or abandonment of the Partnership's assets, Pioneer, as managing general partner of the Partnership, will continue to operate the Partnership's assets and distribute in the normal course any net proceeds to the Trustee for the benefit of the Trust. Once the Final Settlement Agreement has been executed and a hearing set by the Court for final approval, at least thirty-days notice will be provided by the Trustee to all unit holders of record. If the parties can finalize the Final Settlement Agreement in time for the Trustee to mail out the appropriate notice to the unit holders of record, the hearing will be held on June 18, 2009 at 9:00 a.m. CST. While the Court considers the proposed settlement, the trial has been postponed until at least September 7, 2009.

        The Trustee will make the full detail of the underlying data of the December 31, 2008 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust liquidation. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties, see Item 1A. "Risk Factors" of the Form 10-K for the year ended December 31, 2008 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unit holders will be an amount net of funds required to satisfy all Trust liabilities.

  Timing of Liquidation

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenged whether the Termination Threshold has in fact been met and thus have affected the liquidation process. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership; however, the legal proceedings described herein directly challenged whether the Termination Threshold has in fact been met and thus affected the liquidation process, such that the Trustee initially delayed the sale of the Partnership's oil and gas assets in efforts to investigate and resolve the claims. Now, due to the continuation of the litigation into its fourth year, the related cost to the Trust, and the opportunity to realize greater proceeds for the benefit of the Trust estate, the Trustee concluded that a public auction of the Partnership's oil and gas assets was in the best interest of the Trust at this time, and the Court allowed a public auction of these assets to go forward yet, at the public auction on March 18, 2009, no bids were submitted. After a Final Settlement Agreement is approved and an Agreed Final Judgment is entered by the Court, the Trustee will direct Pioneer to sell the Partnership assets (along with the Pioneer Settlement Interests), consistent with the terms contained in the Term Sheet and as approved by the Court, at public auction and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process. The Trust Indenture provides

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

that such properties must be sold for cash and not for any other consideration. The Trustee expects that any future sale process will be open to any persons desiring to participate, but, the Qualified Bidder identified by the Plaintiffs will have a right of first refusal on the terms and conditions described in the Term Sheet and in the Right of First Refusal Agreements. See "—Legal Proceedings" above. As is customary, access to information and participation in any future sale may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

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

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for borrowing, subject to the terms of such note, to $5 million. As of March 31, 2009, the Trust had $4,436,164 in outstanding note payable to JPMorgan and $281,317 in accrued and unpaid interest expense, leaving $563,836 available under this facility. Additionally, as of March 31, 2009, the Trust had $93,622 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all.

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

Note 5—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2008 Annual Report on Form 10-K.

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

          (b)   Interest income, interest receivable and distributions payable to unit holders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue and are recoupable from Royalty income. Trust expenses payable and the note payable are reported as a reduction in Trust Corpus.

        This basis for reporting distributable income is considered to be the most meaningful because distributions to the unit holders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because, under such accounting principles, royalty income for a month would be based on net proceeds from sales for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month, and accounting principles generally accepted in the United States would require a liquidation basis of accounting.

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

        During the first quarter of 2009, the Trust received $112,567 in Royalty income; however, no Royalty income will be distributed to unit holders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of March 31, 2009, $4.4 million will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the three months ended March 31, 2009 and 2008, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $608,974 of the Trust's general and administrative expenses of $702,596 for the three months ended March 31, 2009 and $270,595 of accrued expenses from 2008. As of March 31, 2009, the Trust had unpaid expenses of $93,622. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $613,749 of the Trust's general and administrative expenses of $655,287 for the three months ended March 31, 2008 and

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

$190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $41,538 as of March 31, 2008.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2009	2008
General and administrative costs incurred during the period	$702,596	$655,287
Expenses paid by JPMorgan for prior period	270,595	190,955
(Deductions from) additions to reserve for Trust expenses	111,537	(100)
Total expenses paid by JPMorgan during current period	(878,518)	(804,604)
Unpaid trust expenses	(93,622)	(41,538)

General and administrative costs as reported	$112,588	$—

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

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of March 31, 2009 was a Prime Rate of 3.25%, plus 2% for a combined rate of 5.25%.

        As of March 31, 2009, there was outstanding $4,436,164 of principal advanced for payment of Trust expenses together with $281,317 of accrued and unpaid interest expense. At March 31, 2009, the Trust had $563,836 available under this facility. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. As noted below, JPMorgan has no further obligation to advance additional monies to the Trust.

Note 7—Distributions to Unit holders

        Under the terms of the Trust Indenture, the Trustee must distribute to the unit holders all cash receipts, after paying liabilities and providing for cash reserves as determined necessary by the Trustee.

        The amounts distributed are determined on a monthly basis and are payable to unit holders of record as of the last business day of each month. However, cash distributions are made quarterly in January, April, July and October, and include interest earned from the monthly record dates to the dates of distribution.

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

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K for the year ended 2008, including under Item 1A. "Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Below is a summary of Royalty income received on the Trust properties for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Gross proceeds @ 90%	$71,789	$466,468
Operating expenditures @ 90%	(3,078)	(2,294)
Expense reserve @ 90%	0	—
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	68,711	464,174
Increase (decrease) in deficit	0	(464,174)

Net proceeds after deficit recovery(1)	68,711	—
Royalty Income (99.99%)	$112,567	$—

(1)
Net proceeds in the amount of $43,867 related to 2008 were not received by the Trust until January 2009; therefore, royalty income was recorded for this amount in the three months ended March 31, 2009.

        Below is a summary of distributable income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Royalty income	$112,567	$—
Interest income	21	—
General and administrative expenses	(112,588)	—

Distributable income	$—	$—
Distributable income per unit	$—	$—
Accumulated deficit (as of end of period)	$—	$(1,012,875)

        During the first quarters of 2009 and 2008, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $608,974 of the Trust's general and administrative expenses of $702,596 for the three months ended March 31, 2009 and $270,595 of accrued expenses from 2008. As of March 31, 2009, the Trust had unpaid expenses of $93,622. The reserve for Trust expenses and advances under the Demand and Promissory Note with JPMorgan were used to pay $613,749 of the Trust's general and administrative expenses of $655,287 for the three months ended March 31, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $41,538 as of March 31, 2008.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, August 25, 2008 and January 12, 2009, in which loans will be advanced by the lender from time to time not to exceed $5.0 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of March 31, 2009, $4,436,164 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2009	2008
General and administrative costs incurred during the period	$702,596	$655,287
Expenses paid by JPMorgan for prior period	270,595	190,955
(Deductions from) additions to reserve for Trust expenses	111,537	(100)
Total expenses paid by JPMorgan during current period	(878,518)	(804,604)
Unpaid trust expenses	(93,622)	(41,538)

General and administrative costs as reported	$112,588	$—

        General and administrative expenses of the Trust incurred during the first quarter of 2009 increased $47,309 or 7% to $702,596 as compared to $655,287 for the same period in 2008. The increase in general and administrative expenses in 2009 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination.

Operational Review

        PNR has advised the Trust that during the first quarter of 2009 and 2008 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the first quarter of 2009 were generally lower than spot market prices in the first quarter of 2008.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended March 31,
	2009	2008
Gross proceeds @ 90%	$3,369	$17,084
Operating expenditures @ 90%	(3,078)	(248)
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	$291	$16,836

        The Brazos A-39 block continued to experience a decrease in natural gas production due to natural production decline. As of March 31, 2009, this block had one well capable of producing, the Brazos A-39 #5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 No. B-1 well, operated by Newfield, was no longer producing and abandoned in 2007. PNR previously entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

        The second exploration prospect, the Brazos A-39 #5 well, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Beryl Oil and Gas. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut-in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Mineral Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009. The well is currently producing at approximately 1.5 MM/D with a gradually declining flowing tubing pressure. There can be no assurance regarding the longevity of the gas production on the 52C host platform. Blending with this gas is required to meet pipeline gas quality specifications.

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

West Delta 61 and Other

	Three Months Ended March 31,
	2009	2008
Gross proceeds @ 90%	$68,420	$449,384
Operating expenditures @ 90%	—	(2,046)
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	$68,420	$447,338

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

Production and Price Review

        Production volumes for natural gas decreased to 6,896 Mcf in the first quarter of 2009 as compared with 32,001 Mcf in the first quarter of 2008. The average sales price received for natural gas in the first quarter of 2009 was $7.34 per Mcf as compared with $6.90 per Mcf in the first quarter of 2008. Crude oil, condensate and natural gas liquids production volumes increased to 913 barrels in the first quarter of 2009 as compared to 2,727 barrels in the first quarter of 2008. The average sales price in the first quarter of 2009 for crude oil, condensate and natural gas liquids was $80.48 per barrel as compared to $90.18 per barrel in the first quarter of 2008.

Termination of the Trust

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee has previously taken steps to begin the process of liquidating the Trust; however, due to the pending Lawsuit that directly challenged whether the Termination Threshold has in fact been met, the Trustee cannot predict the timing of the sale of all or a portion of the Royalty making up the assets of the Partnership as part of the Trust liquidation and termination. See "—Timing of Liquidation" above in Note 2 of the Notes to Financial Statements. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership; however, the legal proceedings described herein directly challenged whether the Termination Threshold has in fact been met and thus affected the liquidation process, such that the Trustee initially delayed the sale of the Partnership's oil and gas assets in efforts to investigate and resolve the claims. Now, due to the continuation of the litigation into its fourth year, the related cost to the Trust, and the opportunity to realize greater proceeds for the benefit of the Trust estate, the Trustee concluded that a public auction of the Partnership's oil and gas assets was in the best interest of the Trust at this time, and the Court allowed a public auction of these assets to go forward yet, at the public auction on March 18, 2009, no bids were submitted. After a Final Settlement Agreement is approved and an Agreed Final Judgment is entered by the Court, the Trustee will direct Pioneer to sell the Partnership assets (along with the Pioneer Settlement Interests), consistent with the terms contained in the Term Sheet and as approved by the Court, at public auction and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The Trustee expects that any future sale process will be open to any persons desiring to participate, but, the Qualified Bidder identified by the Plaintiffs will have a right of first refusal on the terms and conditions described in the Term Sheet and in the Right of First Refusal Agreements. See "—Legal Proceedings" below. As is customary, access to information and participation in any future sale may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

Assets and Liabilities in the Process of Liquidation

        As a result of the triggering of the Termination Threshold effective January 1, 2005, the Trust is in the process of liquidation. After a Final Settlement Agreement is approved and an Agreed Final Judgment is entered by the Court in the Lawsuit, the Trustee will direct Pioneer to sell the Partnership assets (along with the Pioneer Settlement Interests), consistent with the terms contained in the Term Sheet and as approved by the Court, at public auction and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process. See "—Legal Proceedings" below. The below table presents the assets of the Trust at their estimated fair value:

March 31, 2009
ASSETS
Cash and short term investments	$111,606
Net overriding royalty interest in oil and gas properties	1,424,445

Total assets	$1,536,051

LIABILITIES
Reserve for Trust expenses	$111,606
Trust expenses payable	93,622
Interest Payable	281,317
Note payable—JPMorgan	4,436,164

Total liabilities	4,922,709

Net liabilities in process of liquidation	$(3,386,658)

        The net overriding royalty interest in oil and gas properties at March 31, 2009 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations) based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of March 31, 2009. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at March 31, 2009, which were derived from the December 31, 2008 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for first quarter of 2009 production. The working interest owner has not prepared a reserve report as of March 31, 2009, and therefore any revisions in oil and gas reserves during the first quarter of 2009 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

  •
  Forward strip commodity prices on March 31, 2009 and then escalated 2% thereafter.

  •
  Discount rate of 10%.

  •
  Future income taxes were not taken into account.

Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MOSH") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR (together with PNRC, "Pioneer"); Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit is currently before the 334th Judicial District of Harris Country, Texas (the "Court"). MOSH's Original Petition alleged Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MOSH later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MOSH seeks include (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MOSH to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a petition to intervene in the Lawsuit as a Plaintiff, alleging claims virtually identical to MOSH. Another group of unit holders, led by Keith A. Wiegand, (together with Dagger-Spine, the "Intervenors") also filed on March 9, 2007 a petition to intervene as plaintiffs in the Lawsuit, incorporating and adopting the same claims asserted by MOSH. MOSH and the Intervenors are referred to hereinafter as the "Plaintiffs."

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

        Given its conclusion that the Trust was better off with the post-farmout override, and hoping to the end this expensive litigation and liquidate the Trust per the Trust Indenture, the Trustee reached a conditional settlement on January 26, 2007 with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unit holders, but the Plaintiffs opposed it, and on June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement.

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

        On December 3, 2007, the Trustee entered into a Settlement Agreement and Release with the Plaintiffs and additional Trust unit holders (the "Plaintiffs' Settlement Agreement"). Also on December 3, 2007, the Trustee and the Plaintiffs filed a Joint Motion for Approval of Settlement Agreement (the "Joint Motion"). In response to the Joint Motion, on December 21, 2007, Pioneer filed cross-claims against the Trustee seeking declaratory and injunctive relief to prevent certain aspects of the proposed settlement between the Trustee and the Plaintiffs. On January 14, 2008, the Trustee filed an answer to Pioneer's cross-claims, in which the Trustee denied the cross-claims in their entirety, stated that they were baseless, and set forth numerous affirmative defenses. On January 22, 2008, the Court issued an Order denying the Joint Motion. As a result, the conditions precedent to the Plaintiffs'

Settlement Agreement could not be satisfied, and the Plaintiffs' Settlement Agreement became null and void. In addition to denying the Joint Motion, the Court also considered and denied in the same Order (i) the application by the Plaintiffs for the appointment of a temporary trustee and (ii) Pioneer's application for a temporary restraining order. As a result of the Court's denial of the Joint Motion, and the Court's denial of the Plaintiffs' application for the appointment of a temporary trustee, JPMorgan elected not to resign in order to avoid a vacancy, and continues to serve as Trustee. The Trustee continues to desire the appointment of a successor Trustee.

        On April 28, 2008, the Court issued a Docket Control Order, setting the trial date for December 8, 2008. On July 3, 2008, the Plaintiffs filed a Third Amended Petition, seeking, among other things, to add claims against the Partnership (though its partners Pioneer and the Trustee) and JPMorgan in an individual capacity. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment, including Pioneer's challenge to Plaintiffs' standing. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial courts' ruling on standing. On September 25, 2008, the Houston Fourteenth Court of Appeals denied Pioneer's petition for writ of mandamus, and Pioneer filed a petition for writ of mandamus with the Supreme Court of Texas on October 1, 2008. On October 24, 2008, the group of unit holders led by Keith A. Wiegand filed a Motion for Non-Suit Without Prejudice, and the Court granted the motion on October 24, 2008. Thus, all references herein to "Plaintiffs" after the date of October 24, 2008 include only MOSH and Dagger-Spine. At a hearing before the Court on October 31, 2008, the Plaintiffs agreed to postpone the trial again, and the trial was scheduled for April 13, 2009. The Supreme Court of Texas denied Pioneer's petition for writ of mandamus on November 21, 2008.

        By notice dated February 6, 2009, which the Trustee mailed to all unit holders of record on February 10, 2009, the Trustee announced that the Termination Threshold had been met and that, as a result, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on March 18, 2009. In addition, the Trustee announced that the sale would include all of Pioneer's interests in Brazos Block A-39. On March 3, 9, and 12, respectively, unit holders Gordon Stamper, Robert Miles, and Keith Wiegand—formerly part of the group of Intervenors led by Keith Wiegand (collectively, the "Individual Intervenors")—filed pro se motions with the Court, requesting to intervene in the Lawsuit. At the public auction on March 18, 2009, no bids were submitted, so the Trustee is considering its options under the Trust Indenture and in light of the pending litigation. On March 25, 2009, Plaintiffs filed their Fourth Amended Original Petition, Application for Temporary Restraining Order, Temporary Injunction, Show Cause Order, and Permanent Injunction. On April 15, 2009 and May 9, 2009, respectively, unit holders Michael Brown and Benjamin Ginter filed additional interventions.

        On April 27, 2009, the Trustee, on behalf of the Trust, entered into a Binding Settlement Agreement Term Sheet ("Term Sheet") with (1) the Plaintiffs, (2) Pioneer, and (3) Woodside, summarizing the principal terms of a settlement in the Lawsuit. Pursuant to the provisions of the Term Sheet, and subject to certain conditions precedent therein and to be included in a Final Settlement Agreement approved by the Court: (1) Pioneer will pay to the Trust $13 million and will sell and contribute to the Trust any proceeds from the sale of all of its interests in the Brazos Block A-39 (the "Pioneer Settlement Interests"); (2) the Trustee will pay to the Trust $5 million and will release all claims for and forgive repayment of the existing $5 million Demand Promissory Note (the "Credit Facility") provided by JPMorgan, as lender, to the Trust; and (3) Woodside will pay to the Trust $1 million. Notwithstanding certain other releases, the Trustee will be permitted to use the remaining balance available under the Credit Facility and any other Trust income to pay Trust liabilities and expenses as permitted under the Trust Indenture prior to the receipt and final distribution of any net settlement proceeds.

        As provided in the Term Sheet, each of the parties agreed to release any and all claims against the other parties that are, or could have been, asserted in the Lawsuit, including any claims for reimbursement of attorney's fees or costs.

        The parties intend to enter into a Final Settlement Agreement, which will be submitted to the Court for final approval. As a condition precedent to the settlement, the Court must approve and enter findings as part of the Agreed Final Judgment that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit are owned by Plaintiffs, and/or the Trust, and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee have the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and Plaintiffs; and the settlement is in the best interest of the Trust, its unit holders and the Partnership. The Court's Agreed Final Judgment must be entered following a hearing for which notice is provided by the Trustee to all Trust unit holders in accordance with the notice provisions of the Trust Indenture. If the Court does not approve the Final Settlement Agreement and enter an Agreed Final Judgment in accordance with the express terms set forth in the Term Sheet and the Final Settlement Agreement, any of the parties may, in its sole discretion, withdraw from the settlement and the Term Sheet and the Final Settlement Agreement will become null and void.

        After a Final Settlement Agreement is approved and an Agreed Final Judgment is entered by the Court, the Trustee will direct Pioneer to sell the assets of the Partnership (the "Partnership assets") (along with the Pioneer Settlement Interests), consistent with the terms contained in the Term Sheet and as approved by the Court, at public auction and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process (the "Liquidation Process").

        The Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement Interests") will be offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot (together, the "Sales Lots"). The Plaintiffs have identified a Qualified Bidder, MOSH, LLC, for each of the Sales Lots, which bidder must (1) place $375,000 for each Sales Lot, or $750,000 in the aggregate, into escrow within three business days following the date an Agreed Final Judgment is entered by the Court approving the Final Settlement Agreement, and (2) with respect to the Brazos A-39 Lot, demonstrate its qualification with the Mineral Management Service of the U.S. Department of the Interior to hold record title interest in and to operate offshore interests. The Qualified Bidder will have the right to enter into Right of First Refusal Agreements with respect to the applicable Sales Lot, which would provide that in the event higher bids are obtained at public auction, the Qualified Bidder would have the right, but not the obligation, to purchase the lot on the same terms as the highest bidder. If the Qualified Bidder fails to meet the applicable requirements or fails to timely exercise its right of first refusal, the Right of First Refusal Agreements will be extinguished and the sales process can proceed with the other highest bidder(s) and any escrow sums will be returned to the Qualified Bidder.

        Payment of settlement proceeds by Pioneer, JPMorgan and Woodside to the Trustee will be made once the Trustee receives the sales proceeds from the public auction. The settlement proceeds will be placed into separate, interest-bearing, escrow accounts at JPMorgan and will not be distributed by the Trustee until after the Agreed Final Judgment becomes final and non-appealable. Should the Agreed Final Judgment be reversed, the settlement proceeds will be returned to the respective defendants.

        The final distribution by the Trust of the proceeds (i.e., the settlement proceeds plus any sales proceeds from the public auction of the Partnership assets and the Pioneer Settlement Interests) to Trust unit holders will be made only after the settlement proceeds have been remitted to the Trustee, and the Trustee has deducted any costs incurred for effecting the sale of assets in the Liquidation Process and any other fees and expenses relating to the administration of the Trust after April 27, 2009. Counsel for the Plaintiffs also intend to request that the Court award attorney's fees of one-third of the

$19 million cash settlement, plus approximately $2 million in expenses incurred, before final distribution. The actual amount awarded to the Plaintiffs' counsel will be approved by the Court. Accordingly, the final distribution of net settlement and sales proceeds by the Trust to its 71,980,216 outstanding units of beneficial interest may be materially less than the gross settlement and sales proceeds.

        The Trustee expects to establish a future record date approved by the Court in the Agreed Final Judgment to serve as the date for holders of record entitled to final distribution as part of the winding up of the Trust.

        In the event the Liquidation Process does not result in the sale of Pioneer's interests in Brazos Block A-39, Pioneer is entitled to dispose of such assets in any manner it sees fit, including by way of example and without limitation, withdrawing from participation in and ownership in Brazos Block A-39 pursuant to the terms of the Offshore Operating Agreement governing this property. In addition, if the Partnership's interests remain unsold and no buyer can be found after the completion of the public auction, Pioneer has the absolute right to cancel and/or extinguish such interest(s). Until the time of any sale or abandonment of the Partnership's assets, Pioneer, as managing general partner of the Partnership, will continue to operate the Partnership's assets and distribute in the normal course any net proceeds to the Trustee for the benefit of the Trust. Once the Final Settlement Agreement has been executed and a hearing set by the Court for final approval, at least thirty-days notice will be provided by the Trustee to all unit holders of record. If the parties can finalize the Final Settlement Agreement in time for the Trustee to mail out the appropriate notice to the unit holders of record, the hearing will be held on June 18, 2009 at 9:00 a.m. CST. While the Court considers the proposed settlement, the trial has been postponed until at least September 7, 2009.

        The Trustee will make the full detail of the underlying data of the December 31, 2008 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust liquidation. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties, see Item 1A. "Risk Factors" of the Form 10-K for the year ended December 31, 2008 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unit holders will be an amount net of funds required to satisfy all Trust liabilities.

Liquidity and Capital Resources

        In accordance with the provisions of the Trust conveyance, generally all revenues received by the Trust, net of Trust administrative expenses and any cash reserves established for the payment of contingent or future obligations of the Trust, are distributed currently to the unit holders. Based on the current general and administrative expenditures being incurred in connection with the litigation and the absence of Royalty income, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. On September 28, 2007 the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3 million. As part of that agreement, JPMorgan pays the expenses on behalf of the Trust. JPMorgan may decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan has reason to believe that the Trust will not be able to satisfy its obligation to repay the Demand Loans. Interest on the note is calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note is secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust may borrow amounts under this Note until such time as JPMorgan makes demand for payment in full or December 31, 2008, whichever is earlier.

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

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for the borrowing, subject to the terms of such note, to $5 million.

        As of March 31, 2009, the Trust had $4,436,164 outstanding of principal advanced and $281,317 in accrued and unpaid interest expense, leaving $563,836 available under this facility. Additionally, as of March 31, 2009, the Trust had $93,622 in unpaid trust expenses. Should the Trust fully utilize the funds available under the Demand Promissory Note, the Trustee will attempt to borrow additional money. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable, or at all. The Trust Indenture prohibits the Trustee from making any distributions to unit holders until these loans are repaid in full.

        The Trust's source of cash is the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties. Reference is made to Note 8 in the Notes to Financial Statement included in the Form 10-K for the year ended December 31, 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. The Trust's monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

  •
  political conditions worldwide, in particular political disruption, war or other armed conflict in or affecting oil producing regions;

  •
  worldwide economic conditions;

  •
  weather conditions, including hurricanes and tropical storms in the Gulf of Mexico;

  •
  the supply and price of foreign natural gas;

  •
  the level of consumer demand;

  •
  the price and availability of alternative fuels;

  •
  the proximity to, and capacity of, transportation facilities; and

  •
  the effect of worldwide energy conservation measures.

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term. See also the discussion of marketing by Pioneer discussed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operational Review."

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

        As of the end of the period covered by this report, the trust officer acting on behalf of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust's disclosure controls and procedures. The officer acting on behalf of the Trustee concluded that the Trust's controls and procedures are effective.

        Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors "—None of the Trust nor its unit holders control the operation or development of the Royalty Properties and have little influence over operation or development" and "—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended 2008 for a description of certain risks relating to these arrangements and reliance.

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

		SEC File or Registration Number	Exhibit Number
4(a)*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg)
4(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh)
4(c)*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii)
4(d)*	Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d)
4(e)*	Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e)
10(a)*	Third Amended and Restated Promissory Note, dated January 12, 2009, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to Form 8-K filed January 29, 2009 by Mesa Offshore Trust)	1-8432	10.1
10(b)*	Third Amendment to Pledge Agreement, dated as of January 12, 2009, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to Form 8-K filed January 29, 2009 by Mesa Offshore Trust)	1-8432	10.2
31	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 15, 2009

        The Registrant, Mesa Offshore Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements .
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