Form 10-Q
period 2009-06-30
MESA OFFSHORE TRUST
filed 2009-08-14
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of August 14, 2009—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Royalty income	$102,563	$—	$215,130	$—
Interest income	25	—	46	—
General and administrative expenses	(102,588)	—	(215,176)	—

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and short-term investments	$162,620	$69
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,902,506)	(380,902,063)

Total assets	$165,114	$3,006

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$162,620	$69
Trust expense payable	474,644	270,595
Interest payable	344,563	230,440
Note payable—JPMorgan	4,996,125	3,557,646
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(5,812,838)	(4,055,744)

Total liabilities and trust corpus	$165,114	$3,006

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$(4,808,166)	$(2,594,719)	$(4,055,744)	$(1,892,822)
Trust expenses payable	(381,022)	(216,599)	(204,049)	(67,182)
Interest payable	(63,246)	(45,931)	(114,123)	(92,641)
Note Payable—JPMorgan	(559,961)	(167,125)	(1,438,479)	(971,729)
Amortization of net overriding royalty interest	(443)	0	(443)	0

Trust corpus, end of period	$(5,812,838)	$(3,024,374)	$(5,812,838)	$(3,024,374)

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

  The Partnership

        The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and nonproducing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). MESA Inc. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa") the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. ("PNR") (successor to Mesa), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNR is the managing general partner of the Partnership. The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

  Status of the Trust

        The Mesa Offshore Trust Indenture (the "Trust Indenture") provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee had previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenge whether the Termination Threshold has in fact been met and thus affected the liquidation process, such that the Trustee initially delayed the sale of the Partnership's oil and gas assets in efforts to investigate and resolve the claims. However, due to the continuation of the litigation for more than four years, the related cost to the Trust, the threat that the properties might soon revert back to the

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

MMS, and the opportunity to realize greater proceeds for the benefit of the Trust estate, the Trustee concluded that a public auction of the Partnership's oil and gas assets was in the best interest of the Trust, and the Court had allowed a public auction of these assets to go forward. The Trustee therefore instructed Pioneer to proceed with a public auction of the Partnership's assets on March 18, 2009, and Pioneer complied; but there were no bids submitted at the auction, in the face of the pending litigation by the Plaintiffs described in "Legal Proceedings" below in this Note. The Trustee had previously provided notice of another public auction of the Partnership's oil and gas assets, to be held on August 12, 2009, but this public auction has been postponed. In a judgment dated August 6, 2009, the Court approved the parties' settlement agreement (as detailed in "Legal Proceedings" below in this Note), but held that there was an outstanding procedural issue that needed to be addressed prior to entry of an Agreed Final Judgment. The parties to the settlement agreement have therefore decided to postpone the sale of the Partnership's oil and gas assets until the Agreed Final Judgment is signed by the Court. See "—Timing of Liquidation" below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

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

        Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the discrepancy between the reserves claimed by MOSH and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee's assessment of whether the Trust was better off with the cost-free override created by the Pioneer-Woodside farmout, or the prior cost-burdened net profits interest that MOSH seeks to restore through the Lawsuit. Unfortunately, Hurricane Katrina struck the Gulf of Mexico in August 2005 and delayed the commencement of production until 2006.

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production likely would not exceed the costs of drilling and completing the well. This confirmed to the Trustee that, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007, but the well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Minerals Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009.

        Given its conclusion that the Trust was better off with the post-farmout override, and hoping to end this litigation and liquidate the Trust per the Trust Indenture, the Trustee reached a conditional settlement on January 26, 2007 with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unit holders, but the Plaintiffs opposed it, and on June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement.

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

        By notice dated February 6, 2009, which the Trustee mailed to all unit holders of record on February 10, 2009, the Trustee announced that the Termination Threshold had been met and that, as a result, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on March 18, 2009. In addition, the Trustee announced that the sale would include all of Pioneer's interests in Brazos Block A-39. On March 3, 9, and 12, respectively, unit holders Gordon Stamper, Robert Miles, and Keith Wiegand—formerly part of the group of Intervenors led by Keith Wiegand (collectively, the "Individual Intervenors")—filed pro se motions with the Court, requesting to intervene in the Lawsuit. At the public auction on March 18, 2009, no bids were submitted for the Partnership assets, in the face of pending litigation with Plaintiffs. On March 25, 2009, Plaintiffs filed their Fourth Amended Original Petition, Application for Temporary Restraining Order, Temporary Injunction, Show Cause Order, and Permanent Injunction. On April 15, 2009 and May 9, 2009, respectively, unit holders Michael Brown and Benjamin Ginter filed additional interventions (collectively, along with other individuals previously defined as such, the "Individual Intervenors").

        On May 18, 2009, the Trustee, on behalf of the Trust, entered into a conditional settlement with (1) the Plaintiffs, both in their individual capacities and as claimed representatives of the Trust and/or the unit holders, (2) Pioneer and (3) Woodside. The conditional settlement is set forth in a Final Settlement Agreement under which: (a) Pioneer will pay to the Trust $13 million and will sell and contribute to the Trust any proceeds from the sale of all of its interests in the Brazos Block A-39 (the "Pioneer Settlement Interests"); (b) Trustee will pay to the Trust $5 million and will release all claims for and forgive repayment of the existing $5 million Demand Promissory Note (the "Credit Facility") provided by JPMorgan, as lender, to the Trust; and (c) Woodside will pay to the Trust $1 million. Notwithstanding certain other releases, the Trustee will be permitted to use the remaining balance available under the Credit Facility and any other Trust income to pay Trust liabilities and expenses as permitted under the Trust Indenture prior to the final distribution of any net settlement proceeds. As provided in the Final Settlement Agreement, each of the parties agreed to release any and all claims against the other parties that are, or could have been, asserted in the Lawsuit, including any claims for reimbursement of attorney's fees or costs, except as provided for under the Final Settlement Agreement.

        As a condition precedent to the settlement, the parties agreed that the Court must approve the settlement and enter findings as part of the Agreed Final Judgment that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit are owned by the Trust and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee have the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and the Plaintiffs; and the settlement is in the best interest of the Trust and its unit holders. The parties to the settlement further agreed that the Court's Agreed Final Judgment must be entered following a hearing for which notice would be provided by the Trustee to all Trust unit holders in accordance with the notice provisions of the Trust Indenture. In accordance with the parties' agreement, if the Court were not to approve the Final

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

Settlement Agreement and enter an Agreed Final Judgment in accordance with the express terms set forth in the Final Settlement Agreement, any of the parties could, in its sole discretion, withdraw from the settlement and the Final Settlement Agreement would become null and void.

        Upon the Court's entry of an Agreed Final Judgment, the Trustee will direct Pioneer to sell the assets of the Mesa Offshore Royalty Partnership (the "Partnership assets") (along with the Pioneer Settlement Interests), consistent with the terms contained in the Final Settlement Agreement, at public auction, and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process (the "Liquidation Process").

        The Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement Interests") will be offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot. There will be no right of first refusal as previously considered, and the two lots will be sold to the highest bidder(s). Under the terms of the Final Settlement Agreement, payment of the settlement proceeds by Pioneer, JPMorgan and Woodside will occur within seven business days after the date the sales auction is held. The settlement proceeds will be placed into separate, interest-bearing, escrow accounts at JPMorgan and will not be distributed by the Trustee until after the Court approves the settlement and the Agreed Final Judgment becomes final and non-appealable. Should the Agreed Final Judgment be reversed, the settlement proceeds will be returned to the respective defendants.

        The final distribution by the Trust of the proceeds (i.e., the settlement proceeds plus any sales proceeds from the public auction of the Partnership assets and the Pioneer Settlement Interests) to Trust unit holders will be made only after the settlement proceeds have been remitted to the Trustee, and the Trustee has deducted any costs incurred for effecting the sale of assets in the Liquidation Process and any other fees and expenses relating to the administration of the Trust after April 27, 2009. Counsel for the Plaintiffs have also requested that the Court award attorney's fees and expenses of $7,750,000 before final distribution. The actual amount awarded to the Plaintiffs' counsel will be approved by the Court in the Agreed Final Judgement. Accordingly, the final distribution of net settlement and sales proceeds by the Trust to its 71,980,216 outstanding units of beneficial interest may be materially less than the gross settlement and sales proceeds.

        The Trustee expects to establish a future record date to serve as the date for holders of record entitled to final distribution as part of the winding up of the Trust.

        In the event the Liquidation Process does not result in the sale of Pioneer's interests in Brazos Block A-39, Pioneer is entitled to dispose of such assets in any manner it sees fit, including by way of example and without limitation, withdrawing from participation in and ownership in Brazos Block A-39 pursuant to the terms of the Offshore Operating Agreement governing this property. In addition, if the Partnership's interests remain unsold and no buyer can be found after the completion of the public auction, Pioneer has the absolute right to cancel and/or extinguish such interest(s). Until the time of any sale or abandonment of the Partnership's assets, Pioneer, as managing general partner of the Partnership, will continue to operate the Partnership's assets and distribute in the normal course any net proceeds to the Trustee for the benefit of the Trust. While the Court considers the proposed settlement, the trial has been postponed.

        On June 15, 2009, a group of unit holders, most of whom were part of the former group led by Keith A. Wiegand that had previously voluntarily non-suited their claims, submitted a filing to the

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

Court, seeking to delay certain issues from being heard at the June 18, 2009 settlement hearing. This group of unit holders is referred to herein as the "2009 Unit Holders." On June 18, 2009 and July 23, 2009, the Court held evidentiary hearings on the fairness of the Final Settlement Agreement. The purpose of these hearings was for the Court to determine whether the Final Settlement Agreement should be approved as being in the best interests of the Trust and its unit holders/beneficiaries. The Individual Intervenors, 2009 Unit Holders, and all other objectors were afforded the opportunity to participate in the hearings.

        The Court considered all of the papers filed, the evidence presented, and arguments both for and against the Final Settlement Agreement, and, on August 6, 2009, approved the Final Settlement Agreement and denied all objections thereto. In its Findings of Fact and Conclusions of Law With Respect to Final Settlement Agreement ("Findings of Fact and Conclusions of Law"), the Court ruled that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit are owned by the Trust and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee have the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and the Plaintiffs; and the settlement is in the best interest of the Trust and its unit holders. The Court also entered findings that full and proper notice of the Lawsuit, the Final Settlement Agreement, and the settlement fairness hearing was provided to all unit holders and that all unit holders were given the opportunity to obtain the related documents and express any objections they may have had regarding the Final Settlement Agreement. The Court considered these unit holder objections in entering the Findings of Fact and Conclusions of Law, and denied all of them.

        The related judgment by the Court is interlocutory, meaning that it is not yet final, because, while the Court has found that all unit holders were fully and properly notified of the Final Settlement Agreement and the related hearing, the Court indicated in its Findings of Fact and Conclusions of Law that it did not appear that the Individual Intervenors were provided notice that the motions to strike their petitions in intervention, filed by Pioneer, would be considered by the Court at the same time as the settlement agreement. Therefore, although the Court has denied all of the Individual Intervenors' objections to the settlement, the Court must still consider at a future date the related motions to strike their petitions in intervention before entering a final judgment in the Lawsuit. The Final Agreed Judgment, as proposed by the settling parties, would overrule and deny all objections to the Final Settlement Agreement, including those by the Individual Intervenors, 2009 Unit Holders, and/or other objectors; would dismiss all pending interventions; and would dismiss all related intervenors' claims.

        On July 10, 2009, the Trustee mailed a notice to all unit holders of record, announcing that the Termination Threshold had been met and that, in accordance with the Trust Indenture and Final Settlement Agreement, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on August 12, 2009 through The Oil & Gas Asset Clearinghouse, whose website is www.ogclearninghouse.com. However, given the interlocutory nature of the Court's August 6, 2009 judgment, the settling parties have agreed to postpone the public auction until after the Court enters the Agreed Final Judgment. The settling parties are currently considering options for addressing the outstanding issue raised in the interlocutory judgment.

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

  Timing of Liquidation

        The Trust Indenture provides the Trustee a two-year period during which it must sell all of the assets of the Partnership. The Trust Indenture provides that such properties must be sold for cash and not for any other consideration. The sale process will be open to any persons desiring to participate, but as is customary, access to information and participation may be limited to persons who execute confidentiality agreements regarding information provided by the working interest owners. The Trustee may also require bidders to identify themselves clearly and to represent or evidence sufficient financing in order to participate, as the Trustee expects payment will be required promptly after the close of bidding without any financing conditions. Accordingly, the auction may not be a "public" auction in the sense that it may not be open to anyone who does not satisfy these requirements.

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

        During the two years ended December 31, 2008, the Trust incurred general and administrative expenses which exceeded Royalty and interest income and its available cash reserves, due to the absence of royalty income and expenses incurred in connection with the ongoing litigation. As such, the Trustee was required to borrow money in accordance with the Trust Indenture to fund Trust expenses. The Trustee entered into a Demand Promissory Note with JPMorgan on September 28, 2007, which was amended on December 3, 2007, for demand loans that may be advanced from time to time in the principal amount of up to $3 million. The amendment provided for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Plaintiffs' Settlement Agreement is not approved by the Court.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Going Concern (Continued)

        On January 22, 2008, the court in which the lawsuit was pending issued an Order denying a Joint Motion for approval of Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full. However, on August 25, 2008, in connection with the execution of the Second Amended and Restated Promissory Note, the definition of "Maturity Date" was amended to delete the test relating to the failure of the Court to approve the prior Settlement Agreement. As a result, the due date of the Demand Promissory Note was not accelerated as a result of the order described above, however, the maturity date remained (1) December 31, 2009, (2) 31 days after the Trust's receipt of settlement proceeds, recovery or judgment in connection with the Lawsuit or (3) final liquidation of the Trust's assets.

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for borrowing, subject to the terms of such note, to $5 million. As of June 30, 2009, there was outstanding $4,996,125 of principal advanced for payment of Trust expenses together with $344,563 of accrued and unpaid interest expense. At June 30, 2009, the Trust had $3,875 available under this facility, but $474,644 in trust expenses payable. As of July 24, 2009, the Trust fully utilized the funds available under the Demand Promissory Note. No assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust intends to pay existing unpaid expenses and future expenses in excess of royalty income through the use of proceeds from the Final Settlement Agreement, or from the sale of the Trust's assets.

        Currently, the Trust does not have the cash resources available to repay the debt or expenses payable. This raises substantial doubt regarding the Trust's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2008 Annual Report on Form 10-K. Subsequent events have been evaluated through August 14, 2009, the date of the issuance of these financial statements.

        The financial statements of the Trust do not include any adjustment as a result of the termination of the Trust as described in notes 1, 2 and 3 and are prepared on the following basis:

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

        During the three and six months ended June 30, 2009, the Trust received $102,563 and $215,130, respectively, in Royalty income; however, no Royalty income will be distributed to unit holders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of June 30, 2009, approximately $5.5 million will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the three and six months ended June 30, 2009 and 2008, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $531,627

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

of the Trust's general and administrative expenses of $992,557 for the three months ended June 30, 2009 and $79,909 of accrued expenses from the first quarter of 2009. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $1,140,601 of the Trust's general and administrative expenses of $1,695,153 for the six months ended June 30, 2009, and $270,595 of accrued expenses from 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $168,875 of the Trust's general and administrative expenses of $412,012 for the three months ended June 30, 2008 and $15,000 of accrued expenses from the first quarter of 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $973,579 of the Trust's general and administrative expenses of $1,040,761 for the six months ended June 30, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $474,644 and $258,137 as of June 30, 2009 and 2008, respectively.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative costs incurred during the period	$992,557	$412,012	$1,695,153	$1,040,761
(Deductions from) additions to reserve for Trust expenses	51,014	(1,750)	162,551	(1,850)
Total expenses paid by JPMorgan during current period	(559,961)	(167,125)	(1,438,479)	(971,729)
Unpaid trust expenses	(474,644)	(258,137)	(474,644)	(258,137)
Unpaid trust expenses from prior period	93,622	15,000	270,595	190,955

General and administrative costs as reported	$102,588	$—	$215,176	$—

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

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—JPMorgan Demand Promissory Note (Continued)

        On December, 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Plaintiffs' Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date.

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

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of June 30, 2009 was a Prime Rate of 3.25%, plus 2% for a combined rate of 5.25%.

        As of June 30, 2009, there was outstanding $4,996,125 of principal advanced for payment of Trust expenses together with $344,563 of accrued and unpaid interest expense. At June 30, 2009, the Trust had $3,875 available under this facility. As of July 24, 2009, the Trust fully utilized the funds available under the Demand Promissory Note. No assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. As noted above, JPMorgan has no further obligation to advance additional monies to the Trust.

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

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

Note 9—Recently Issued Pronouncements

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

  •
  reserve estimation using new technologies—reserves may be estimated through the use of reliable technology in addition to flow tests and production history; and

  •
  nontraditional resources—the definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

        The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust is currently evaluating the new rules and assessing the impact they will have on its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date.

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

        Below is a summary of Royalty income received on the Trust properties for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross proceeds @ 90%	$102,758	$385,582	$174,547	$852,050
Operating expenditures @ 90%	(185)	3	(3,263)	(2,291)
Expense reserve @ 90%	—	—	—	—
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$102,573	$385,585	$171,284	$849,759
Increase (decrease) in deficit	—	(385,585)	—	(849,759)

Net proceeds after deficit recovery(1)	$102,573	$—	$171,284	$—

Royalty Income (99.99%)	$102,563	$—	$215,130	$—

(1)
Net proceeds in the amount of $43,867 related to 2008 were not received by the Trust until January 2009; therefore, royalty income was recorded for this amount in the six months ended June 30, 2009.

        Below is a summary of distributable income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Royalty income	$102,563	$—	$215,130	$—
Interest income	25	—	46	—
General and administrative expenses	(102,588)	—	(215,176)	—

Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accumulated deficit (as of end of period)	$—	$(627,329)	$—	$(627,329)

        During the first and second quarters of 2009 and 2008, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $531,627 of the Trust's general and administrative expenses of $992,557 for the three months ended June 30, 2009 and $79,909 of accrued expenses from the first quarter of 2009. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $1,140,601 of the Trust's general and administrative expenses of $1,695,153 for the six months ended June 30, 2009, and $270,595 of accrued expenses from 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $168,875 of the Trust's general and administrative expenses of $412,012 for the three months ended June 30, 2008 and $15,000 of accrued expenses from the first quarter of 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $973,579 of the Trust's general and administrative expenses of $1,040,761 for the six months ended June 30, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $474,644 and $258,137 as of June 30, 2009 and 2008, respectively.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, August 25, 2008 and January 12, 2009, in which loans will be advanced by the lender from time to time not to exceed $5 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of June 30, 2009, $4,996,125 has been advanced to the Trust to pay Trust expenses.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative costs incurred during the period	$992,557	$412,012	$1,695,153	$1,040,761
(Deductions from) additions to reserve for Trust expenses	51,014	(1,750)	162,551	(1,850)
Total expenses paid by JPMorgan during current period	(559,961)	(167,125)	(1,438,479)	(971,729)
Unpaid trust expenses	(474,644)	(258,137)	(474,644)	(258,137)
Unpaid trust expenses from prior period	93,622	15,000	270,595	190,955

General and administrative costs as reported	$102,588	$—	$215,176	$—

        General and administrative expenses of the Trust incurred during the second quarter of 2009 increased $580,545 or 141% to $992,557 as compared to $412,012 for the same period in 2008. The increase in general and administrative expenses in 2009 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination. General and administrative expenses of the Trust for the six months ended June 30, 2009, increased $654,392 or 63% to $1,695,153 compared to $1,040,761 for the first six months of 2008. The increase in general and administrative expenses in the six months ended June 30, 2009 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination.

Operational Review

        PNR has advised the Trust that during the second quarter of 2009 and 2008 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the second quarter of 2009 were generally lower than spot market prices in the second quarter of 2008.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross proceeds @ 90%	$2,605	$35,112	$5,974	$52,196
Operating expenditures @ 90%	(184)	3	(3,262)	(245)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$2,421	$35,115	$2,712	$51,951

        The Brazos A-39 block continued to experience a decrease in natural gas production due to natural production decline. As of June 30, 2009, this block had one well capable of producing, the Brazos A-39 #5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 #B-1 well, operated by Newfield, was no longer producing and abandoned in 2007. PNR previously entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

        The second exploration prospect, the Brazos A-39 #5 well, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Beryl Oil and Gas. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut-in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Minerals Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009. The well is currently producing at approximately 1.5 MM/D with a gradually declining flowing tubing pressure. There can be no assurance regarding the longevity of the gas production on the 52C host platform. Blending with this gas is required to meet pipeline gas quality specifications.

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

West Delta 61 and Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross proceeds @ 90%	$100,153	$350,470	$168,573	$799,854
Operating expenditures @ 90%	—	—	—	(2,046)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$100,153	$350,470	$168,573	$797,808

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

Capital Expenditures

        The Trustee has been advised that PNR does not anticipate any significant capital expenditures on the Royalty Properties in the future. Due to the limited financial capacity of the Trust, PNR has advised that it intends to farm out the Partnership's interest in the blocks it believes may be produced economically, retaining an overriding royalty interest for the Partnership.

Abandonment Expenditures

        In 2006, PNR exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, PNR revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of June 30, 2009, PNR had spent approximately $1.3 million of the $1.4 million estimate. PNR believes all major abandonment charges have been incurred. On December 18, 2008, PNR informed the Trustee that there is no longer a deficit balance due for abandonment accrual for amounts expended and for projected future abandonment expenses for the properties in which the Trust has an interest.

Production and Price Review

        Production volumes for natural gas decreased to 5,549 Mcf in the second quarter of 2009 as compared with 30,829 Mcf in the second quarter of 2008 primarily due to the shut-in of the Brazos A-39 #5 well between October 4, 2008 and March 19, 2009. The average sales price received for natural gas in the second quarter of 2009 was $5.12 per Mcf as compared with $9.10 per Mcf in the second quarter of 2008. Crude oil, condensate and natural gas liquids production volumes increased to 1,846 barrels in the second quarter of 2009 as compared to 1,089 barrels in the second quarter of 2008. The average sales price in the second quarter of 2009 for crude oil, condensate and natural gas liquids was $40.26 per barrel as compared to $96.35 per barrel in the second quarter of 2008. Production volumes for natural gas decreased to 9,483 Mcf for the six months ended June 30, 2009 as compared with 62,830 Mcf in the first six months of 2008. The average sales price received for natural gas in the six months ended June 30, 2009 was $6.04 per Mcf as compared with $7.98 per Mcf in the first six months of 2008. Crude oil, condensate and natural gas liquids production volumes decreased to 2,426 barrels in the six months ended June 30, 2009 as compared to 3,813 barrels in the first six months of 2008. The average sales price in the six months ended June 30, 2009 for crude oil, condensate and natural gas liquids was $48.32 per barrel as compared to $91.93 per barrel in the first six months of 2008.

Termination of the Trust

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee had previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein challenge whether the Termination Threshold has in fact been met and thus affected the liquidation process, such that the Trustee initially delayed the sale of the Partnership's oil and gas assets in efforts to investigate and resolve the claims. However, due to the continuation of the litigation for more than four years, the related cost to the Trust, the threat that the properties might soon revert back to the MMS, and the opportunity to realize greater proceeds for the benefit of the Trust estate, the Trustee concluded that a public auction of the Partnership's oil and gas assets was in the best interest of the Trust, and the Court had allowed a public auction of these assets to go forward. The Trustee therefore instructed Pioneer to proceed with a public auction of the Partnership's assets on March 18, 2009, and Pioneer complied; but there were no bids submitted at the auction, in the face of the pending litigation by the Plaintiffs described in Part I, Item I, Financial Statements, Note 2. The Trustee had previously provided notice of another public auction of the Partnership's oil and gas assets, to be held on August 12, 2009, but this public auction has been postponed. In a judgment dated August 6, 2009, the Court approved the parties' settlement agreement (as detailed in "—Legal Proceedings" below), but held that there was an outstanding procedural issue that needed to be addressed prior to entry of an Agreed Final Judgment. The parties to the settlement agreement have therefore decided to postpone the sale of the Partnership's oil and gas assets until the Agreed Final Judgment is signed by the Court. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

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

June 30, 2009
ASSETS
Cash and short term investments	$162,620
Net overriding royalty interest in oil and gas properties	1,177,541

Total assets	$1,340,161

LIABILITIES
Reserve for Trust expenses	$162,620
Trust expenses payable	474,644
Interest Payable	344,563
Note payable—JPMorgan	4,996,125

Total liabilities	5,977,952

Net liabilities in process of liquidation	$(4,637,791)

        The net overriding royalty interest in oil and gas properties at June 30, 2009 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations) based on the Trust's share of future net revenues from the net overriding royalty interest in the properties as of June 30, 2009. This estimate is based on the Trustee's current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

  •
  The Trust's estimated share of proved oil and gas reserve volumes at June 30, 2009, which were derived from the December 31, 2008 reserve report prepared by DeGolyer and MacNaughton (D&M) and updated for first and second quarter 2009 production. The working interest owner has not prepared a reserve report as of June 30, 2009, and therefore any revisions in oil and gas reserves during the first six months of 2009 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

  •
  Forward strip commodity prices on June 30, 2009 and then escalated 2% thereafter.

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

        Throughout 2005, the parties also anticipated that the Midway #5 well on the Brazos A-39 Lease that is the primary subject of the Lawsuit would go into production. Given the discrepancy between the reserves claimed by MOSH and those projected by Pioneer for the Midway #5 well, actual production results would significantly impact the Trustee's assessment of whether the Trust was better off with the cost-free override created by the Pioneer-Woodside farmout, or the prior cost-burdened net profits interest that MOSH seeks to restore through the Lawsuit. Unfortunately, Hurricane Katrina struck the Gulf of Mexico in August 2005 and delayed the commencement of production until 2006.

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production likely would not exceed the costs of drilling and completing the well. This confirmed to the Trustee that, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007, but the well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Minerals Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009.

        Given its conclusion that the Trust was better off with the post-farmout override, and hoping to end this expensive litigation and liquidate the Trust per the Trust Indenture, the Trustee reached a conditional settlement on January 26, 2007 with Pioneer and Woodside of the claims asserted by the Plaintiffs against Pioneer and Woodside. The conditional settlement was set forth in the Mutual Release and Settlement Agreement dated as of January 26, 2007 (the "Pioneer/Woodside Settlement Agreement"). The Trustee filed a motion for approval of the Pioneer/Woodside Settlement Agreement with the Court on January 30, 2007. The Trustee believed that the Pioneer/Woodside Settlement Agreement was in the best interest of the unit holders, but the Plaintiffs opposed it, and on June 19, 2007, the Court issued an Order denying the Trustee's motion to approve the Pioneer/Woodside Settlement Agreement.

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

        By notice dated February 6, 2009, which the Trustee mailed to all unit holders of record on February 10, 2009, the Trustee announced that the Termination Threshold had been met and that, as a result, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on March 18, 2009. In addition, the Trustee announced that the sale would include all of Pioneer's interests in Brazos Block A-39. On March 3, 9, and 12, respectively, unit holders Gordon Stamper, Robert Miles, and Keith Wiegand—formerly part of the group of Intervenors led by Keith Wiegand (collectively, the "Individual Intervenors")—filed pro se motions with the Court, requesting to intervene in the Lawsuit. At the public auction on March 18, 2009, no bids were submitted for the Partnership assets, in the face of pending litigation with Plaintiffs. On March 25, 2009, Plaintiffs filed their Fourth Amended Original Petition, Application for Temporary Restraining Order, Temporary Injunction, Show Cause Order, and Permanent Injunction. On April 15, 2009 and May 9, 2009, respectively, unit holders Michael Brown and Benjamin Ginter filed additional interventions (collectively, along with other individuals previously defined as such, the "Individual Intervenors").

        On May 18, 2009, the Trustee, on behalf of the Trust, entered into a conditional settlement with (1) the Plaintiffs, both in their individual capacities and as claimed representatives of the Trust and/or the unit holders, (2) Pioneer and (3) Woodside. The conditional settlement is set forth in a Final Settlement Agreement. under which: (a) Pioneer will pay to the Trust $13 million and will sell and contribute to the Trust any proceeds from the sale of all of its interests in the Brazos Block A-39 (the "Pioneer Settlement Interests"); (b) Trustee will pay to the Trust $5 million and will release all claims for and forgive repayment of the existing $5 million Demand Promissory Note (the "Credit Facility") provided by JPMorgan, as lender, to the Trust; and (c) Woodside will pay to the Trust $1 million. Notwithstanding certain other releases, the Trustee will be permitted to use the remaining balance available under the Credit Facility and any other Trust income to pay Trust liabilities and expenses as permitted under the Trust Indenture prior to the final distribution of any net settlement proceeds. As provided in the Final Settlement Agreement, each of the parties agreed to release any and all claims against the other parties that are, or could have been, asserted in the Lawsuit, including any claims for reimbursement of attorney's fees or costs except as provided for under the Final Settlement Agreement.

        As a condition precedent to the settlement, the parties agreed that the Court must approve the settlement and enter findings as part of the Agreed Final Judgment that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit are owned by the Trust and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee have the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and the Plaintiffs; and the settlement is in the best interest of the Trust and its unit holders. The parties to the settlement further agreed that the Court's Agreed Final Judgment must be entered following a hearing for which notice would be provided by the Trustee to all Trust unit holders in accordance with the notice provisions of the Trust Indenture. In accordance with the Parties' agreement, if the Court were not to approve the Final Settlement Agreement and enter an Agreed Final Judgment in accordance with the express terms set forth in the Final Settlement Agreement, any of the parties could, in its sole discretion, withdraw from the settlement and the Final Settlement Agreement would become null and void.

        Upon the Court's entry of an Agreed Final Judgment, the Trustee will direct Pioneer to sell the assets of the Mesa Offshore Royalty Partnership (the "Partnership assets") (along with the Pioneer Settlement Interests), consistent with the terms contained in the Final Settlement Agreement, at public auction, and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process (the "Liquidation Process").

        The Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement Interests") will be offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot. There will be no right of first refusal as previously considered, and the two lots will be sold to the highest bidder(s). Under the terms of the Final Settlement Agreement, payment of the settlement proceeds by Pioneer, JPMorgan and Woodside will occur within seven business days after the date the sales auction is held. The settlement proceeds will be placed into separate, interest-bearing, escrow accounts at JPMorgan and will not be distributed by the Trustee until after the Agreed Final Judgment becomes final and non-appealable. Should the Agreed Final Judgment be reversed, the settlement proceeds will be returned to the respective defendants.

        The final distribution by the Trust of the proceeds (i.e., the settlement proceeds plus any sales proceeds from the public auction of the Partnership assets and the Pioneer Settlement Interests) to Trust unit holders will be made only after the settlement proceeds have been remitted to the Trustee, and the Trustee has deducted any costs incurred for effecting the sale of assets in the Liquidation Process and any other fees and expenses relating to the administration of the Trust after April 27, 2009. Counsel for the Plaintiffs have also requested that the Court award attorney's fees and expenses of

$7,750,000 before final distribution. The actual amount awarded to the Plaintiffs' counsel will be approved by the Court in the Agreed Final Judgment. Accordingly, the final distribution of net settlement and sales proceeds by the Trust to its 71,980,216 outstanding units of beneficial interest may be materially less than the gross settlement and sales proceeds.

        The Trustee expects to establish a future record date to serve as the date for holders of record entitled to final distribution as part of the winding up of the Trust.

        In the event the Liquidation Process does not result in the sale of Pioneer's interests in Brazos Block A-39, Pioneer is entitled to dispose of such assets in any manner it sees fit, including by way of example and without limitation, withdrawing from participation in and ownership in Brazos Block A-39 pursuant to the terms of the Offshore Operating Agreement governing this property. In addition, if the Partnership's interests remain unsold and no buyer can be found after the completion of the public auction, Pioneer has the absolute right to cancel and/or extinguish such interest(s). Until the time of any sale or abandonment of the Partnership's assets, Pioneer, as managing general partner of the Partnership, will continue to operate the Partnership's assets and distribute in the normal course any net proceeds to the Trustee for the benefit of the Trust. While the Court considers the proposed settlement, the trial has been postponed.

        On June 15, 2009, a group of unit holders, most of whom were part of the former group led by Keith A. Wiegand that had previously voluntarily non-suited their claims, submitted a filing to the Court, seeking to delay certain issues from being heard at the June 18, 2009 settlement hearing. This group of unit holders is referred to herein as the "2009 Unit Holders." On June 18, 2009 and July 23, 2009, the Court held evidentiary hearings on the fairness of the Final Settlement Agreement. The purpose of these hearings was for the Court to determine whether the Final Settlement Agreement should be approved as being in the best interests of the Trust and its unit holders/beneficiaries. The Individual Intervenors, 2009 Unit Holders, and all other objectors were afforded the opportunity to participate in the hearings.

        The Court considered all of the papers filed, the evidence presented, and arguments both for and against the Final Settlement Agreement, and, on August 6, 2009, approved the Final Settlement Agreement and denied all objections thereto. In its Findings of Fact and Conclusions of Law With Respect to Final Settlement Agreement ("Findings of Fact and Conclusions of Law"), the Court ruled that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit are owned by the Trust and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee have the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and the Plaintiffs; and the settlement is in the best interest of the Trust and its unit holders. The Court also entered findings that full and proper notice of the Lawsuit, the Final Settlement Agreement, and the settlement fairness hearing was provided to all unit holders and that all unit holders were given the opportunity to obtain the related documents and express any objections they may have had regarding the Final Settlement Agreement. The Court considered these unit holder objections in entering the Findings of Fact and Conclusions of Law, and denied all of them.

        The related judgment by the Court is interlocutory, meaning that it is not yet final, because, while the Court has found that all unit holders were fully and properly notified of the Final Settlement Agreement and the related hearing, the Court indicated in its Findings of Fact and Conclusions of Law that it did not appear that the Individual Intervenors were provided notice that the motions to strike their petitions in intervention, filed by Pioneer, would be considered by the Court at the same time as the settlement agreement. Therefore, although the Court has denied all of the Individual Intervenors' objections to the settlement, the Court must still consider at a future date the related motions to strike their petitions in intervention before entering a final judgment in the Lawsuit. The Final Agreed Judgment, as proposed by the settling parties, would overrule and deny all objections to the Final

Settlement Agreement, including those by the Individual Intervenors, 2009 Unit Holders, and/or other objectors; would dismiss all pending interventions; and would dismiss all related intervenors' claims.

        On July 10, 2009, the Trustee mailed a notice to all unit holders of record, announcing that the Termination Threshold had been met and that, in accordance with the Trust Indenture and Final Settlement Agreement, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on August 12, 2009 through The Oil & Gas Asset Clearinghouse, whose website is www.ogclearninghouse.com. However, given the interlocutory nature of the Court's August 6, 2009 judgment, the settling parties have agreed to postpone the public auction until after the Court enters the Agreed Final Judgment. The settling parties are currently considering options for addressing the outstanding issue raised in the interlocutory judgment.

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

        On December, 3, 2007, JPMorgan, individually and as lender, entered into an Amended and Restated Promissory Note with the Trust as borrower, to amend the Demand Promissory Note to provide for, among other provisions, an extension of the stated maturity date of the Loans made pursuant to the Demand Promissory Note and the Amended and Restated Note until the earlier of (1) December 31, 2009, (2) 31 days after the Trust's receipt of any settlement proceeds, recovery or judgment in connection with the Lawsuit, (3) final liquidation of the Trust's assets, or (4) the Plaintiffs' Settlement Agreement is not approved by the Court. Additionally, the amendment provided that the Trust may continue to obtain loans under the note until the maturity date, as long as the amount borrowed does not exceed $3 million and the loan is not in default. The amendment also provided that interest expense shall be due and payable on the maturity date. On August 25, 2008, the Trustee executed an amended and restated Demand Note that among other things increased the aggregate principal amount available for borrowing to $4 million and amended the definition of "Maturity Date" to delete the text relating to the failure of the Court to approve the Plaintiffs' Settlement Agreement in the Lawsuit.

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for the borrowing, subject to the terms of such note, to $5 million.

        As of June 30, 2009, there was outstanding $4,996,125 of principal advanced for payment of Trust expenses together with $344,563 of accrued and unpaid interest expense. At June 30, 2009, the Trust had $3,875 available under this facility, but $474,644 in trust expenses payable. As of July 24, 2009, the Trust fully utilized the funds available under the Demand Promissory Note. No assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust intends to pay existing unpaid expenses and future expenses in excess of royalty income through the use of proceeds received from the Final Settlement Agreement or from the sale of the Trust's assets.

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

Item 4.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by PNR, as the managing general partner of the Partnership, the working interest owners JPMorgan, as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

 PART II

Item 1.    Legal Proceedings.

        See Part I, Item 1, Financial Statements, Note 2, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

Item 6.    Exhibits.

        (Asterisk indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. JPMorgan was formerly known as The Chase Manhattan Bank and is successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association).

			SEC File or Registration Number	Exhibit Number
4	(a)*	Mesa Offshore Trust Indenture between Mesa Petroleum Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(gg	)

4	(b)*	Overriding Royalty Conveyance between Mesa Petroleum Co. and Mesa Offshore Royalty Partnership, dated December 15, 1982	2-79673	10(hh	)

4	(c)*	Partnership Agreement between Mesa Offshore Management Co. and Texas Commerce Bank National Association, as Trustee, dated December 15, 1982	2-79673	10(ii	)

4	(d)*	Amendment to Partnership Agreement between Mesa Offshore Management Co., Texas Commerce Bank National Association, as Trustee, and Mesa Operating Limited Partnership, dated December 27, 1985 (Exhibit 4(d) to Form 10-K for year ended December 31, 1992 of Mesa Offshore Trust)	1-8432	4(d	)

4	(e)*	Amendment to Partnership Agreement between Texas Commerce Bank National Association, as Trustee and Mesa Operating dated as of January 5, 1994 (Exhibit 4(e) to Form 10-K for year ended December 31, 1993 of Mesa Offshore Trust)	1-8432	4(e	)

10	(a)*	Third Amended and Restated Promissory Note, dated January 12, 2009, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Exhibit 10.1 to Form 8-K filed January 29, 2009 by Mesa Offshore Trust)	1-8432	10.1

10	(b)*	Third Amendment to Pledge Agreement, dated as of January 12, 2009, by and between Mesa Offshore Trust and JPMorgan Chase Bank, N.A. (Exhibit 10.2 to Form 8-K filed January 29, 2009 by Mesa Offshore Trust)	1-8432	10.2

31		Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 14, 2009

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
  Item 1. Legal Proceedings.
  Item 6. Exhibits.
SIGNATURES