Form 10-Q
period 2009-09-30
MESA OFFSHORE TRUST
filed 2009-11-16
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

        As of November 16, 2009—71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Royalty income	$86,113	$—	$301,243	$—
Interest income	7	—	53	—
General and administrative expenses	(86,120)	—	(301,296)	—

Distributable income	$—	$—	$—	$—

Distributable income per unit	$—	$—	$—	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and short-term investments	$47,584	$69
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,902,676)	(380,902,063)

Total assets	$49,908	$3,006

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$47,584	$69
Trust expense payable	382,741	270,595
Interest payable	410,676	230,440
Note and advances payable—JPMorgan	5,260,198	3,557,646
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	(6,051,291)	(4,055,744)

Total liabilities and trust corpus	$49,908	$3,006

(The accompanying notes are an integral part of these financial statements.)

 MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Trust corpus, beginning of period	$(5,812,838)	$(3,024,374)	$(4,055,744)	$(1,892,822)
Trust expenses payable	91,903	138,129	(112,146)	70,947
Interest payable	(66,113)	(54,665)	(180,236)	(147,306)
Note Payable—JPMorgan	(264,073)	(672,333)	(1,702,552)	(1,644,062)
Amortization of net overriding royalty interest	(170)	—	(613)	—

Trust corpus, end of period	$(6,051,291)	$(3,613,243)	$(6,051,291)	$(3,613,243)

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

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation

  Status of the Trust

        The Mesa Offshore Trust Indenture (the "Trust Indenture") provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee had previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenged whether the Termination Threshold had in fact been met and thus affected the liquidation process, such that the Trustee initially delayed the sale of the Partnership's oil and gas assets in efforts to investigate and resolve the claims. However, due to the continuation of the litigation for more than four years, the related cost to the Trust, the threat that the properties might soon revert back to the Minerals Management Service ("MMS"), and the opportunity to realize greater proceeds for the benefit of the Trust estate, the Trustee concluded that a public auction of the Partnership's oil and gas assets was in the best interest of the Trust, and the Court had allowed a public auction of these assets to go forward. The Trustee therefore instructed Pioneer to proceed with a public auction of the Partnership's assets on March 18, 2009, and Pioneer complied; but there were no bids submitted at the auction, in the face of the pending litigation by the Plaintiffs described in "Legal Proceedings" below in this Note. The Trustee then provided notice of another public auction of the Partnership's oil and gas assets, to be held on August 12, 2009. However, this public auction did not go forward, based on a judgment dated August 6, 2009, in which the Court approved the parties' settlement agreement (as detailed in "Legal Proceedings" below in this Note), but held that there was an outstanding procedural issue that needed to be addressed prior to entry of final judgment. The parties to the settlement agreement therefore decided to postpone the sale of the Partnership's oil and gas assets until the Court entered final judgment resolving all issues in the litigation, which took place on September 14, 2009. In accordance with the final judgment and the settlement agreement, the Trustee instructed Pioneer to proceed with a public auction of the Partnership's assets on November 11, 2009. At the November 11, 2009 auction, the highest bidder for the Partnership's assets in the West Delta 61 Block was Emerald Energy, with a sales price of $700,000. The assets of the Partnership and Pioneer in the Brazos A-39 Block did not receive any bids in the auction. Pioneer is entitled to dispose of the Brazos A-39 Block assets in any manner it sees fit, and the Trustee is currently awaiting Pioneer's determination regarding how it will dispose of these assets and the timing for such dispositions, including potentially electing to plug and abandon the property. Any resulting sales proceeds will be remitted to the Trust as part of the wind-down process. See "—Timing of Liquidation" below in this Note. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

  Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MOSH") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR (together with PNRC, "Pioneer"); Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit was pending before the 334th Judicial District of Harris County, Texas (the "Court"). MOSH's Original Petition alleged Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MOSH later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MOSH sought included (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MOSH to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as

Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        Although it responded that MOSH's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MOSH's claims, on November 30, 2005, JPMorgan announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MOSH's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MOSH, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, none of the parties ever identified a willing qualified successor Trustee that was not also a lender under one of Pioneer's credit facilities (which status MOSH contended was an alleged conflict of interest).

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

        In 2006, after the Court denied MOSH's attempt to remove JPMorgan as Trustee, the parties pursued formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by MOSH and the Intervenors was that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside farmout—the Midway #5 well on the Brazos A-39 Lease. However, Woodside and Pioneer witnesses gave sworn testimony in depositions about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After production began, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected future production from the well might affect the value of the Trust's interests. The Trustee's independent engineers determined that the initial production data from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production likely would not exceed the costs of drilling and completing the well. This confirmed to the Trustee that, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-

Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007, but the well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the MMS, including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform.

        A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009, but was subsequently shut in again on September 1, 2009, and has been off production ever since.

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

        In June and July 2007, Pioneer and Woodside filed motions with the Court that argued that the claims against them did not have merit as a matter of law. Pioneer's motion included an argument that the Plaintiffs did not have the legal right to sue Pioneer because the claims belong to the Trust, not the beneficiaries of the Trust. On October 19, 2007, the Trustee offered to assign to the Plaintiffs the Trust's claims against Pioneer and Woodside, but the Plaintiffs rejected that offer. Through their counsel, the Plaintiffs and the Trustee also began negotiating a resolution of the claims pending between them, and on October 26, 2007, the Trustee and the Plaintiffs informed the Court of an agreement in principle to settle.

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

        By notice dated February 6, 2009, which the Trustee mailed to all unit holders of record on February 10, 2009, the Trustee announced again that the Termination Threshold had been met and that, as a result, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on March 18, 2009. In addition, the Trustee announced that the sale would include all of Pioneer's interests in Brazos Block A-39. On March 3, 9, and 12, respectively, unit holders Gordon Stamper, Robert Miles, and Keith Wiegand—formerly part of the group of Intervenors led by Keith Wiegand (collectively, the "Individual Intervenors")—filed pro se motions with the Court, requesting to intervene in the Lawsuit. At the public auction on March 18, 2009, no bids were submitted for the Partnership assets, in the face of the pending litigation with Plaintiffs. On March 25, 2009, Plaintiffs filed their Fourth Amended Original Petition, Application for Temporary Restraining Order, Temporary Injunction, Show Cause Order, and Permanent Injunction. On April 15, 2009 and May 9, 2009, respectively, unit holders Michael Brown and Benjamin Ginter filed additional interventions (collectively, along with other individuals previously defined as such, the "Individual Intervenors").

        On May 18, 2009, the Trustee, on behalf of the Trust, entered into a Final Settlement Agreement with (1) the Plaintiffs, both in their individual capacities and as claimed representatives of the Trust and/or the unit holders, (2) Pioneer and (3) Woodside. The terms of the Final Settlement Agreement include the following: (a) Pioneer will pay to the Trust $13 million and will sell and contribute to the Trust any proceeds from the sale of all of its interests in the Brazos Block A-39 (the "Pioneer Settlement Interests"); (b) Trustee will pay to the Trust $5 million and will release all claims for and forgive repayment of the existing $5 million Demand Promissory Note (the "Credit Facility") provided by JPMorgan, as lender, to the Trust; and (c) Woodside will pay to the Trust $1 million. Notwithstanding certain other releases, the Trustee will be permitted to use the remaining balance available under the Credit Facility and any other Trust income to pay Trust liabilities and expenses as permitted under the Trust Indenture prior to the final distribution of any net settlement proceeds. These liabilities and expenses include any out-of-pocket costs incurred for effecting the sale of assets in the Liquidation Process and for any other fees and expenses relating to the administration of the Trust after April 27, 2009. As provided in the Final Settlement Agreement, each of the parties agreed to release any and all claims against the other parties that are, or could have been, asserted in the Lawsuit, including any claims for reimbursement of attorney's fees or costs, except as provided for under the Final Settlement Agreement.

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

        The Court considered all of the papers filed, the evidence presented, and arguments both for and against the Final Settlement Agreement, and, on August 6, 2009, approved the Final Settlement Agreement and denied all objections thereto. In its Findings of Fact and Conclusions of Law With Respect to Final Settlement Agreement ("Findings of Fact and Conclusions of Law"), the Court ruled that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit were owned by the Trust and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee had the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and the Plaintiffs; and the settlement was in the best interest of the Trust and its unit holders. The Court also entered findings that full and proper notice of the Lawsuit, the Final Settlement Agreement, and the settlement fairness hearing was provided to all unit holders and that all unit holders were given the opportunity to obtain the related documents and express any objections they may have had regarding the Final Settlement Agreement. The Court considered these unit holder objections in entering the Findings of Fact and Conclusions of Law, and denied all of them.

        The initial judgment by the Court was interlocutory, meaning that it was not yet final, because, while the Court found that all unit holders were fully and properly notified of the Final Settlement Agreement and the related hearing, the Court indicated in its Findings of Fact and Conclusions of Law that it did not appear that the Individual Intervenors were provided notice that the motions to strike their petitions in intervention, filed by Pioneer, would be considered by the Court at the same time as the settlement agreement. Therefore, although the Court denied all of the Individual Intervenors' objections to the settlement, the Court also wanted to consider the related motions to strike their petitions in intervention before entering a final judgment in the Lawsuit.

        On July 10, 2009, the Trustee mailed a notice to all unit holders of record, announcing that the Termination Threshold had been met and that, in accordance with the Trust Indenture and Final Settlement Agreement, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on August 12, 2009 through The Oil & Gas Asset Clearinghouse, whose website is www.ogclearinghouse.com. However, given the interlocutory nature of the Court's August 6, 2009 judgment, the settling parties agreed to postpone the public auction until after the Court entered final judgment.

        On September 14, 2009, the Court signed its Final Judgment, resolving all parties and all claims in the Lawsuit. This Final Judgment granted the defendants' motion for summary judgment and motion to dismiss claims of Intervenors Keith Wiegand, Robert Miles, Gordon Stamper, Michael Brown, and Benjamin Ginter. Robert Miles non-suited his intervention prior to argument on these motions. The Final Judgment also denied the motion for sanctions filed by Gordon Stamper, and adopted and incorporated the August 6, 2009 Findings of Fact and Conclusions of Law. Thus, there are no longer any issues remaining before the Court, all objections to the Final Settlement Agreement are overruled and denied, all pending petitions in interventions are dismissed, and all related intervenors' claims are dismissed. Additionally, all other claims by parties to the Lawsuit, to the extent not otherwise addressed by the Final Judgment, are dismissed with prejudice. On October 19, 2009, Gordon Stamper filed a petition for writ of mandamus in the Houston Fourteenth Court of Appeals, related to a September 10, 2009 order denying his motion to recuse the Judge presiding over the Lawsuit. The Houston Fourteenth Court of Appeals denied his petition for writ of mandamus in an opinion dated November 3, 2009. Also on November 3, 2009, Gordon Stamper filed a "Motion to Appeal" in the Court, and this Motion has been assigned to the Houston Fourteenth Court of Appeals.

        Given the entry of the Final Judgment, the Trustee directed Pioneer to sell the assets of the Mesa Offshore Royalty Partnership (the "Partnership assets") (along with the Pioneer Settlement Interests), consistent with the terms contained in the Final Settlement Agreement, and as approved by the Court in the Final Judgment, at public auction on November 11, 2009 through The Oil & Gas Asset Clearinghouse, whose website is www.ogclearinghouse.com. Notice of the public auction was mailed to the unit holders of record at least thirty days before the sale.

        At the public auction, the Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement Interests") were offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot (together, the "Sales Lots"). There was no right of first refusal as previously considered, and the two lots were offered for sale to the highest bidder(s). The highest bidder for the West Delta 61 Lot was Emerald Energy, with a purchase price of $700,000. The Brazos A-39 Lot, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Since this liquidation process did not result in the sale of Pioneer's interests in Brazos Block A-39, Pioneer is entitled to dispose of such assets in any manner it sees fit, including by way of example and without limitation, withdrawing from participation in and ownership in Brazos Block A-39 pursuant to the terms of the Offshore Operating Agreement governing this property. In addition, if the Partnership's interests remain unsold and no buyer can be found, Pioneer has the absolute right to cancel and/or extinguish such interests. Until the time of the sale or abandonment of the Partnership's assets, Pioneer, as managing general partner of the Partnership, will continue to operate the Partnership's assets and distribute in the normal course any net proceeds to the Trustee for the benefit of the Trust. The Trustee is currently awaiting Pioneer's determination regarding how it will dispose of the Partnership's and Pioneer's interests in the Brazos A-39 Lot and the timing for such dispositions, including potentially electing to plug and abandon the property.

        The Trustee expects to establish a future record date after the West Delta 61 Lot sale and the final sale or abandonment of the interests in the Brazos A-39 Lot, and the concurrent termination of the Trust in accordance with the Trust indenture. This record date will serve as the date for holders of record entitled to final distributions as part of the winding up of the Trust. After such date, the Trustee will not recognize any subsequent transfers of Trust units. The Trustee will also request the termination of trading of Trust units on the OTC Bulletin Board and transfers of beneficial interests by The Depository Trust Company (DTC) for its participants on or prior to such final record date.

        Under the terms of the Final Settlement Agreement, payment of the settlement proceeds by Pioneer, JPMorgan and Woodside into escrow will occur within seven business days after the date of the public auction. The settlement proceeds will be placed into separate, interest-bearing, escrow accounts at JPMorgan and will not be distributed by the Trustee until the Final Judgment becomes final and non-appealable. Should the Final Judgment be reversed, the settlement proceeds will be returned to the respective defendants.

        The final distribution by the Trust of the proceeds (i.e., the settlement proceeds plus any sales proceeds from the public auction of the Partnership assets and the Pioneer Settlement Interests) to Trust unit holders will be made only after the settlement proceeds have been remitted to the Trustee, and the Trustee has deducted any costs incurred for effecting the sale of assets in the liquidation process and any other fees and expenses relating to the administration of the Trust after April 27, 2009. Also, in accordance with the Final Judgment, counsel for the Plaintiffs have been awarded attorney's fees and expenses of $7,750,000, which will be paid and deducted before final distribution. Accordingly, the final distribution of net settlement and sales proceeds by the Trust to its 71,980,216 outstanding units of beneficial interest may be materially less than the gross settlement and sales proceeds.

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

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for borrowing, subject to the terms of such note, to $5 million. As of September 30, 2009, there was outstanding $5,260,198 advanced by JPMorgan, including $5.0 million under the Demand Promissory Note, for payment of Trust expenses together with $410,676 of accrued and unpaid interest expense. At September 30, 2009, the Trust had $0 available under this facility, but $382,741 in trust expenses payable. No assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust intends to pay existing unpaid expenses and future expenses in excess of royalty income through the use of proceeds from the Final Settlement Agreement, or from the sale of the Trust's assets.

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

        Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2008 Annual Report on Form 10-K. Subsequent events have been evaluated through November 16, 2009, the date of the issuance of these financial statements.

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

        During the three and nine months ended September 30, 2009, the Trust received $86,113 and $301,243, respectively, in Royalty income; however, no Royalty income will be distributed to unit holders until the Trustee recoups Trust expenses being paid from the reserve that the Trustee has established for anticipated future general and administrative expenses and any loans secured by the Trustee to pay Trust expenses are repaid in full. As of September 30, 2009, approximately $6.1 million will be recouped by the Trustee from future Royalty income before Trust distributions will resume. During the three and nine months ended September 30, 2009 and 2008, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $215,587 of the Trust's general and administrative expenses of $373,326 for the three months ended September 30, 2009 and $249,641 of accrued expenses from the first quarter of 2009. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $1,605,829 of the Trust's general and administrative expenses of $2,068,479 for the nine months ended September 30, 2009, and $270,595 of accrued expenses from 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $673,383 of the Trust's general and administrative expenses of $535,254 for the three months ended September 30, 2008 and $146,245 of accrued expenses from the second quarter of 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan and other advances were used to pay $1,646,962 of the Trust's general and administrative expenses of $1,576,015 for the nine months ended September 30, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $382,741 and $120,008 as of September 30, 2009 and 2008, respectively.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative costs incurred during the period	$373,326	$535,254	$2,068,479	$1,576,015
(Deductions from) additions to reserve for Trust expenses	(115,036)	(1,050)	47,515	(2,900)
Total expenses paid by JPMorgan during current period	(264,073)	(672,333)	(1,702,552)	(1,644,062)
Unpaid trust expenses	(382,741)	(8,116)	(382,741)	(120,008)
Unpaid trust expenses from prior period	474,644	146,245	270,595	190,955

General and administrative costs as reported	$86,120	$—	$301,296	$—

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

        Interest is payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%. The rate effective as of September 30, 2009 was a Prime Rate of 3.25%, plus 2% for a combined rate of 5.25%.

        As of September 30, 2009, there was outstanding $5,260,198 of principal advanced for payment of Trust expenses (including $5.0 million under the Demand Promissory Note) together with $410,676 of accrued and unpaid interest expense. At September 30, 2009, the Trust had $0 available under this facility. No assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. As noted above, JPMorgan has no further obligation to advance additional monies to the Trust and as of November 16, 2009, $5,260,198 remains payable to JPMorgan.

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

        The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust is currently evaluating the new SEC rules and proposed FASB Accounting Standards Update assessing the impact they will have on its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to U.S. GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules. During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update "Oil and Gas Reserves Estimation and Disclosures." The proposed update would amend existing standards to align the reserves calculation and disclosure requirements in the SEC rules. As proposed, the update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate.

        In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new standards for our quarter ending September 30, 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

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

        Below is a summary of Royalty income received on the Trust properties for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross proceeds @ 90%	$87,295	$198,416	$261,842	$1,050,465
Operating expenditures @ 90%	(1,173)	(14,509)	(4,436)	(16,801)
Expense reserve @ 90%	—	—	—	—
Recoupment of abandonment expenses @ 90%	—	104,145	—	104,145
Other proceeds @ 90%	—	112,780	—	112,780
Capital expenditures @ 90%	—	—	—	—
Net proceeds (deficit)	$86,122	$400,832	$257,406	$1,250,589
Increase (decrease) in deficit	—	(400,832)	—	(1,250,589)

Net proceeds after deficit recovery(1)	$86,122	$—	$257,406	$—

Royalty Income (99.99%)	$86,113	$—	$301,243	$—

(1)
Net proceeds in the amount of $43,867 related to 2008 were not received by the Trust until January 2009; therefore, royalty income was recorded for this amount in the nine months ended September 30, 2009.

        Below is a summary of distributable income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Royalty income	$86,113	$—	$301,243	$—
Interest income	7	—	53	—
General and administrative expenses	(86,120)	—	(301,296)	—

Distributable income	$—	$—	$—	$—
Distributable income per unit	$—	$—	$—	$—
Accumulated deficit (as of end of period)	$—	$226,538	$—	$226,538

        During the first, second and third quarters of 2009 and 2008, the Trust had no distributable income. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan and other advances were used to pay $215,587 of the Trust's general and administrative expenses of $373,326 for the three months ended September 30, 2009 and $249,601 of accrued expenses from the second quarter of 2009. The reserve for Trust expenses and advances under the Demand Promissory Note and other advances with JPMorgan were used to pay $1,605,829 of the Trust's general and administrative expenses of $2,068,479 for the nine months ended September 30, 2009, and $270,595 of accrued expenses from 2008. The reserve for Trust expenses and advances under the Demand Promissory Note with JPMorgan were used to pay $673,383 of the Trust's general and administrative expenses of $535,254 for the three months ended September 30, 2008 and $146,245 of accrued expenses from the second quarter of 2008. The reserve for Trust expenses and advances under the Demand

Promissory Note with JPMorgan were used to pay $1,646,962 of the Trust's general and administrative expenses of $1,576,015 for the nine months ended September 30, 2008 and $190,955 of accrued expenses from 2007. The Trust had unpaid expenses of $382,741 and $120,008 as of September 30, 2009 and 2008, respectively.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, August 25, 2008 and January 12, 2009, in which loans will be advanced by the lender from time to time not to exceed $5 million. This Demand Promissory Note will be used to pay any unpaid administrative expenses related to the operation of the Trust. As of September 30, 2009, $5,260,198 has been advanced to the Trust to pay Trust expenses, including $5.0 million under the Demand Promissory Note.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
General and administrative costs incurred during the period	$373,326	$535,254	$2,068,479	$1,576,015
(Deductions from) additions to reserve for Trust expenses	(115,036)	(1,050)	47,515	(2,900)
Total expenses paid by JPMorgan during current period	(264,073)	(672,333)	(1,702,552)	(1,644,062)
Unpaid trust expenses	(382,741)	(8,116)	(382,741)	(120,008)
Unpaid trust expenses from prior period	474,644	146,245	270,595	190,955

General and administrative costs as reported	$86,120	$—	$301,296	$—

        General and administrative expenses of the Trust incurred during the third quarter of 2009 decreased $161,928 or 30% to $373,326 as compared to $535,254 for the same period in 2008. General and administrative expenses of the Trust for the nine months ended September 30, 2009, increased $492,464 or 31% to $2,068,479 compared to $1,576,015 for the first nine months of 2008. The increase in general and administrative expenses in the nine months ended September 30, 2009 is primarily due to an increase in legal fees as a result of pending litigation and expenditures related to the anticipated sale of Trust properties pursuant to the Trust's termination.

Operational Review

        PNR has advised the Trust that during the third quarter of 2009 and 2008 its offshore gas production was marketed under short-term contracts at spot market prices primarily to TOTAL S.A. and that it expects to continue to market its production under short-term contracts for the foreseeable future. Spot market prices for natural gas in the third quarter of 2009 were generally lower than spot market prices in the third quarter of 2008.

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

        Below is an operational review of the remaining producing Trust properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross proceeds @ 90%	$21,966	$41,147	$27,940	$93,342
Operating expenditures @ 90%	(1,173)	515	(4,436)	272
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$20,793	$41,662	$23,504	$93,614

        The Brazos A-39 block continued to experience a decrease in natural gas production due to natural production decline. As of September 30, 2009, this block had one well capable of producing, the Brazos A-39 #5 which was shut-in during the first quarter of 2007 due to the detection of mercury. The Brazos A-7 #B-1 well, operated by Newfield, was no longer producing and abandoned in 2007. PNR previously entered into farmout agreements for the Partnership's interest in both of these blocks so that two exploration prospects could be drilled and in which the Trust will retain an overriding royalty interest. The first prospect on Brazos A-7 was drilled during 2003 and was determined to be a dry hole. As such, the well was plugged and abandoned.

        The second exploration prospect, the Brazos A-39 #5 well, was drilled on Brazos A-39, which PNR announced as a discovery. A production test was completed in 2005. PNR, the operator on this property, informed the Trustee that the lower horizon of the prospect was determined to be non-commercial, while the middle horizon in the Big Hum 4 sand produced at 10,000 Mcf of gas per day during a seventeen hour flow test. This well came on line April 20, 2006. However, this well has been shut in from time to time since then as the operator has encountered and addressed hydrogen sulfide issues. The well has also produced a carbon dioxide content that exceeds pipeline specifications. This higher content requires the operator to mix production at the platform with production from other fields in order to transport the product. Production is being routed to the A-52C platform owned by Beryl Oil and Gas. That platform is being operated by Arena, which is also serving as the contract operator for the Midway property. The well was shut in July 21, 2006 by Williams Pipeline due to reported detection of mercury in the gas stream. Following the installation of vessels with mercury absorbing media and negotiation of the required agreements with the owner and operator of the Brazos A-52C host platform, the well was returned to production on February 13, 2007. The well was shut-in on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Minerals Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009. The well was producing at a rate of approximately 1.5 MM/D with a gradually declining flowing tubing pressure; however, there was no assurance regarding the longevity of the gas production on the 52C host platform. Blending with this gas is required to meet pipeline gas quality specifications. Since September 1, 2009, Arena's well has not been producing and as a result, the PNR well is shut-in.

        Arena has made several attempts to unload accumulated fluid from the well and return it to production with no results to date. Arena is currently evaluating additional options including economics associated with these options. Arena will advise when they have decided on next steps, if any, to return the well to production.

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

West Delta 61 and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross proceeds @ 90%	$65,329	$157,269	$233,902	$957,123
Operating expenditures @ 90%	—	(15,024)	—	(17,073)
Recoupment of abandonment expenses @ 90%	—	104,145	—	104,145
Other proceeds @ 90%	—	112,780	—	112,780
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$65,329	$359,170	$233,902	$1,156,975

        There are currently three wells producing on this block, and their combined rate is 1.0 MMcf/day and 100 barrels of oil per day.

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

Abandonment Expenditures

        In 2006, PNR exhausted the $348,066 cash reserve established as of December 31, 2005. In the third quarter of 2006, PNR revised their estimate of abandonment expenses incurred, but not recouped from the Partnership and expenses yet to be incurred for properties, in which the Partnership has an interest to approximately $1.4 million. This revision was caused by increased work necessary because of damages caused by Hurricane Katrina, and increased day rates for labor due to the high demand for labor following Hurricanes Katrina and Rita. As of September 30, 2009, PNR had spent approximately $1.3 million of the $1.4 million estimate. PNR believes all major abandonment charges have been incurred. On December 18, 2008, PNR informed the Trustee that there is no longer a deficit balance due for abandonment accrual for amounts expended and for projected future abandonment expenses for the properties in which the Trust has an interest.

Production and Price Review

        Production volumes for natural gas increased to 14,300 Mcf in the third quarter of 2009 as compared with 5,662 Mcf in the third quarter of 2008 primarily due to production increases in West Delta 61. The average sales price received for natural gas in the third quarter of 2009 was $3.87 per

Mcf as compared with $13.85 per Mcf in the third quarter of 2008. Crude oil, condensate and natural gas liquids production volumes decreased to 688 barrels in the third quarter of 2009 as compared to 1,106 barrels in the third quarter of 2008. The average sales price in the third quarter of 2009 for crude oil, condensate and natural gas liquids was $46.34 per barrel as compared to $96.78 per barrel in the third quarter of 2008. Production volumes for natural gas decreased to 23,783 Mcf for the nine months ended September 30, 2009 as compared with 68,492 Mcf in the first nine months of 2008. The average sales price received for natural gas in the nine months ended September 30, 2009 was $4.74 per Mcf as compared with $8.47 per Mcf in the first nine months of 2008. Crude oil, condensate and natural gas liquids production volumes decreased to 3,114 barrels in the nine months ended September 30, 2009 as compared to 4,919 barrels in the first nine months of 2008. The average sales price in the nine months ended September 30, 2009 for crude oil, condensate and natural gas liquids was $47.89 per barrel as compared to $64.30 per barrel in the first nine months of 2008.

Termination of the Trust

        The Trust Indenture provides that the Trust will liquidate if the total amount of cash per year received by the Trust falls below certain levels for each of three successive years. As a result of insufficient production on Royalty Properties nearing the end of their estimated productive lives, Royalty income received by the Trust in 2002, 2003 and 2004 fell below the Termination Threshold prescribed by the Trust Indenture. The Trustee had previously taken steps to begin the process of liquidating the Trust; however, the legal proceedings described herein directly challenged whether the Termination Threshold had in fact been met and thus affected the liquidation process, such that the Trustee initially delayed the sale of the Partnership's oil and gas assets in efforts to investigate and resolve the claims. However, due to the continuation of the litigation for more than four years, the related cost to the Trust, the threat that the properties might soon revert back to the MMS, and the opportunity to realize greater proceeds for the benefit of the Trust estate, the Trustee concluded that a public auction of the Partnership's oil and gas assets was in the best interest of the Trust, and the Court had allowed a public auction of these assets to go forward. The Trustee therefore instructed Pioneer to proceed with a public auction of the Partnership's assets on March 18, 2009, and Pioneer complied; but there were no bids submitted at the auction, in the face of the pending litigation by the Plaintiffs described in Part I, Item I, Financial Statements, Note 2. The Trustee then provided notice of another public auction of the Partnership's oil and gas assets, to be held on August 12, 2009. However, this public auction did not go forward, based on a judgment dated August 6, 2009, in which the Court approved the parties' settlement agreement (as detailed in "—Legal Proceedings" below), but held that there was an outstanding procedural issue that needed to be addressed prior to entry of final judgment. The parties to the settlement agreement therefore decided to postpone the sale of the Partnership's oil and gas assets until the Court entered final judgment resolving all issues in the litigation, which took place on September 14, 2009. In accordance with the final judgment and the settlement agreement, the Trustee instructed Pioneer to proceed with a public auction of the Partnership's assets on November 11, 2009. At the November 11, 2009 auction, the highest bidder for the Partnership's assets in the West Delta 61 Block was Emerald Energy, with a sales price of $700,000. The assets of the Partnership and Pioneer in the Brazos A-39 Block did not receive any bids in the auction. Pioneer is entitled to dispose of the Brazos A-39 Block assets in any manner it sees fit, and the Trustee is currently awaiting Pioneer's determination regarding how it will dispose of these assets and the timing for such dispositions, including potentially electing to plug and abandon the property. Any resulting sales proceeds will be remitted to the Trust as part of the wind-down process. The Trustee, which has no authority or discretionary control over the timing of expenditures, production or income on the Royalty Properties, has no control over the occurrence of the Termination Threshold or its consequences.

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

Assets and Liabilities in the Process of Liquidation

        As a result of the triggering of the Termination Threshold effective January 1, 2005, the Trust is in the process of liquidation. After a Final Settlement Agreement was approved and Final Judgment was entered by the Court in the Lawsuit, the Trustee directed Pioneer to sell the Partnership assets (along with the Pioneer Settlement Interests), consistent with the terms contained in the Term Sheet and as approved by the Court, at public auction and any resulting sales proceeds will be remitted to the Trust as part of the wind-down process. See "—Legal Proceedings" below. The below table presents the assets of the Trust at their estimated fair value:

September 30, 2009
ASSETS
Cash and short term investments	$47,584
Net overriding royalty interest in oil and gas properties	700,000

Total assets	$747,584

LIABILITIES
Reserve for Trust expenses	$47,584
Trust expenses payable	382,741
Interest Payable	410,676
Note and advances payable—JPMorgan	5,260,198

Total liabilities	6,101,199

Net liabilities in process of liquidation	$(5,353,615)

        The net overriding royalty interest in oil and gas properties at September 30, 2009 reflect the Trustee's estimate of value (in the absence of third-party appraisals or evaluations) based on the price received at auction on November 11, 2009.

Legal Proceedings

        On April 11, 2005, MOSH Holding, L.P. ("MOSH") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR (together with PNRC, "Pioneer");

Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit was pending before the 334th Judicial District of Harris Country, Texas (the "Court"). MOSH's Original Petition alleged Pioneer and Woodside are liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MOSH later added claims against the Trustee for (1) an accounting, and (2) breach of fiduciary duty. The remedies MOSH sought included (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MOSH to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        Although it responded that MOSH's claims against the Trustee were meritless, to avoid any further assertion that the Trustee could not impartially evaluate MOSH's claims, on November 30, 2005, JPMorgan announced its intention to resign as Trustee, effective January 31, 2006. On December 13, 2005, the lawsuit was transferred to the 334th Judicial District Court of Harris County, Texas. At a hearing on January 27, 2006 in the Harris County Court, the Court denied MOSH's motion for a temporary injunction to remove JPMorgan as Trustee and appoint a principal of MOSH, Timothy Roberson, as a temporary Trustee. At the Court's suggestion, JPMorgan agreed to continue as Trustee, until such time as a substitute trustee was found that fulfilled the qualifications of Trustee stated in the Trust Indenture. Since that hearing, none of the parties ever identified a willing qualified successor Trustee that was not also a lender under one of Pioneer's credit facilities (which status MOSH contended was an alleged conflict of interest).

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

        In 2006, after the Court denied MOSH's attempt to remove JPMorgan as Trustee, the parties pursued formal discovery in the Lawsuit. During this period, the Trustee continued to evaluate the merits of the alleged claims against Pioneer and Woodside. A central allegation by MOSH and the Intervenors was that Pioneer and Woodside delayed the commencement of production from the well drilled pursuant to the Pioneer-Woodside farmout—the Midway #5 well on the Brazos A-39 Lease. However, Woodside and Pioneer witnesses gave sworn testimony in depositions about the commercial and technical reasons for the delays in bringing the well on line. The well commenced production in April 2006. After production began, the Trustee instructed its independent petroleum reserve engineers to evaluate how the production results and projected future production from the well might affect the value of the Trust's interests. The Trustee's independent engineers determined that the initial production data from the well did not warrant a material change in prior assessments of the value of the Trust's assets.

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well is commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production likely would not exceed the costs of drilling and completing the well. This confirmed to the Trustee that, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007, but the well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Minerals Management Service ("MMS"), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009, but was subsequently shut in again on September 1, 2009, and has been off production ever since.

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

        In June and July 2007, Pioneer and Woodside filed motions with the Court that argued that the claims against them did not have merit as a matter of law. Pioneer's motion included an argument that the Plaintiffs did not have the legal right to sue Pioneer because the claims belong to the Trust, not the beneficiaries of the Trust. On October 19, 2007, the Trustee offered to assign to the Plaintiffs the Trust's claims against Pioneer and Woodside, but the Plaintiffs rejected that offer. Through their counsel, the Plaintiffs and the Trustee also began negotiating a resolution of the claims pending between them, and on October 26, 2007, the Trustee and the Plaintiffs informed the Court of an agreement in principle to settle.

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

        By notice dated February 6, 2009, which the Trustee mailed to all unit holders of record on February 10, 2009, the Trustee announced again that the Termination Threshold had been met and that, as a result, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on March 18, 2009. In addition, the Trustee announced that the sale would include all of Pioneer's interests in Brazos Block A-39. On March 3, 9, and 12, respectively, unit holders Gordon Stamper, Robert Miles, and Keith Wiegand—formerly part of the group of Intervenors led by Keith Wiegand (collectively, the "Individual Intervenors")—filed pro se motions with the Court, requesting to intervene in the Lawsuit. At the public auction on March 18, 2009, no bids were submitted for the Partnership assets, in the face of the pending litigation with Plaintiffs. On March 25, 2009, Plaintiffs filed their Fourth Amended Original Petition, Application for Temporary Restraining Order, Temporary Injunction, Show Cause Order, and Permanent Injunction. On April 15, 2009 and May 9, 2009, respectively, unit holders Michael Brown and Benjamin Ginter filed additional interventions (collectively, along with other individuals previously defined as such, the "Individual Intervenors").

        On May 18, 2009, the Trustee, on behalf of the Trust, entered into a Final Settlement Agreement with (1) the Plaintiffs, both in their individual capacities and as claimed representatives of the Trust and/or the unit holders, (2) Pioneer and (3) Woodside. The terms of the Final Settlement Agreement include the following: (a) Pioneer will pay to the Trust $13 million and will sell and contribute to the

Trust any proceeds from the sale of all of its interests in the Brazos Block A-39 (the "Pioneer Settlement Interests"); (b) Trustee will pay to the Trust $5 million and will release all claims for and forgive repayment of the existing $5 million Demand Promissory Note (the "Credit Facility") provided by JPMorgan, as lender, to the Trust; and (c) Woodside will pay to the Trust $1 million. Notwithstanding certain other releases, the Trustee will be permitted to use the remaining balance available under the Credit Facility and any other Trust income to pay Trust liabilities and expenses as permitted under the Trust Indenture prior to the final distribution of any net settlement proceeds. These liabilities and expenses include any out-of-pocket costs incurred for effecting the sale of assets in the Liquidation Process and for any other fees and expenses relating to the administration of the Trust after April 27, 2009. As provided in the Final Settlement Agreement, each of the parties agreed to release any and all claims against the other parties that are, or could have been, asserted in the Lawsuit, including any claims for reimbursement of attorney's fees or costs, except as provided for under the Final Settlement Agreement.

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

        The Court considered all of the papers filed, the evidence presented, and arguments both for and against the Final Settlement Agreement, and, on August 6, 2009, approved the Final Settlement Agreement and denied all objections thereto. In its Findings of Fact and Conclusions of Law With Respect to Final Settlement Agreement ("Findings of Fact and Conclusions of Law"), the Court ruled that all claims that were raised (or that could have been raised) against the defendants in the Lawsuit were owned by the Trust and/or the Partnership; the Plaintiffs pursued the claims asserted in the Lawsuit on behalf of the Trust and/or the Partnership; the Plaintiffs and the Trustee had the authority to prosecute, resolve, settle and release all released claims on behalf of the Trust, the Partnership and the Plaintiffs; and the settlement was in the best interest of the Trust and its unit holders. The Court also entered findings that full and proper notice of the Lawsuit, the Final Settlement Agreement, and the settlement fairness hearing was provided to all unit holders and that all unit holders were given the opportunity to obtain the related documents and express any objections they may have had regarding the Final Settlement Agreement. The Court considered these unit holder objections in entering the Findings of Fact and Conclusions of Law, and denied all of them.

        The initial judgment by the Court was interlocutory, meaning that it was not yet final, because, while the Court found that all unit holders were fully and properly notified of the Final Settlement Agreement and the related hearing, the Court indicated in its Findings of Fact and Conclusions of Law that it did not appear that the Individual Intervenors were provided notice that the motions to strike their petitions in intervention, filed by Pioneer, would be considered by the Court at the same time as the settlement agreement. Therefore, although the Court denied all of the Individual Intervenors' objections to the settlement, the Court also wanted to consider the related motions to strike their petitions in intervention before entering a final judgment in the Lawsuit.

        On July 10, 2009, the Trustee mailed a notice to all unit holders of record, announcing that the Termination Threshold had been met and that, in accordance with the Trust Indenture and Final Settlement Agreement, it had instructed Pioneer to sell the oil and gas assets of the Partnership at public auction on August 12, 2009 through The Oil & Gas Asset Clearinghouse, whose website is www.ogclearinghouse.com. However, given the interlocutory nature of the Court's August 6, 2009 judgment, the settling parties agreed to postpone the public auction until after the Court entered final judgment.

        On September 14, 2009, the Court signed its Final Judgment, resolving all parties and all claims in the Lawsuit. This Final Judgment granted the defendants' motion for summary judgment and motion to dismiss claims of Intervenors Keith Wiegand, Robert Miles, Gordon Stamper, Michael Brown, and Benjamin Ginter. Robert Miles non-suited his intervention prior to argument on these motions. The Final Judgment also denied the motion for sanctions filed by Gordon Stamper, and adopted and incorporated the August 6, 2009 Findings of Fact and Conclusions of Law. Thus, there are no longer any issues remaining before the Court, all objections to the Final Settlement Agreement are overruled and denied, all pending petitions in interventions are dismissed, and all related intervenors' claims are dismissed. Additionally, all other claims by parties to the Lawsuit, to the extent not otherwise addressed by the Final Judgment, are dismissed with prejudice. On October 19, 2009, Gordon Stamper filed a petition for writ of mandamus in the Houston Fourteenth Court of Appeals, related to a September 10, 2009 order denying his motion to recuse the Judge presiding over the Lawsuit. The Houston Fourteenth Court of Appeals denied his petition for writ of mandamus in an opinion dated November 3, 2009. Also on November 3, 2009, Gordon Stamper filed a "Motion to Appeal" in the Court, and this Motion has been assigned to the Houston Fourteenth Court of Appeals.

        Given the entry of the Final Judgment, the Trustee directed Pioneer to sell the assets of the Mesa Offshore Royalty Partnership (the "Partnership assets") (along with the Pioneer Settlement Interests), consistent with the terms contained in the Final Settlement Agreement, and as approved by the Court in the Final Judgment, at public auction on November 11, 2009 through The Oil & Gas Asset Clearinghouse, whose website is www.ogclearinghouse.com. Notice of the public auction has been mailed to the unit holders of record at least thirty days before the sale.

        At the public auction, the Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement Interests") were offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot (together, the "Sales Lots"). There was no right of first refusal as previously considered, and the two lots were offered for sale to the highest bidder(s). The highest bidder for the West Delta 61 Lot was Emerald Energy, with a purchase price of $700,000. The Brazos A-39 Lot, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Since this liquidation process did not result in the sale of Pioneer's interests in Brazos Block A-39, Pioneer is entitled to dispose of such assets in any manner it sees fit, including by way of example and without limitation, withdrawing from participation in and ownership in Brazos Block A-39 pursuant to the terms of the Offshore Operating Agreement governing this property. In addition, if the Partnership's interests remain unsold and no buyer can be found, Pioneer has the absolute right to cancel and/or extinguish such interests. Until the time of the sale or abandonment of the Partnership's assets, Pioneer, as managing general partner of the Partnership, will continue to operate the Partnership's assets and distribute in the normal course any net proceeds to the Trustee for the benefit of the Trust. The Trustee is currently awaiting Pioneer's determination regarding how it will dispose of the Partnership's and Pioneer's interests in the Brazos A-39 Lot and the timing for such dispositions, including potentially electing to plug and abandon the property.

        The Trustee expects to establish a future record date after the West Delta 61 Lot sale and the final sale or abandonment of the interests in the Brazos A-39 Lot, and the concurrent termination of the Trust in accordance with the Trust indenture. This record date will serve as the date for holders of record entitled to final distributions as part of the winding up of the Trust. After such date, the Trustee will not recognize any subsequent transfers of Trust units. The Trustee will also request the termination of trading of Trust units on the OTC Bulletin Board and transfers of beneficial interests by The Depository Trust Company (DTC) for its participants on or prior to such final record date.

        Under the terms of the Final Settlement Agreement, payment of the settlement proceeds by Pioneer, JPMorgan and Woodside into escrow will occur within seven business days after the date of the public auction. The settlement proceeds will be placed into separate, interest-bearing, escrow accounts at JPMorgan and will not be distributed by the Trustee until the Final Judgment becomes final and non-appealable. Should the Final Judgment be reversed, the settlement proceeds will be returned to the respective defendants.

        The final distribution by the Trust of the proceeds (i.e., the settlement proceeds plus any sales proceeds from the public auction of the Partnership assets and the Pioneer Settlement Interests) to Trust unit holders will be made only after the settlement proceeds have been remitted to the Trustee, and the Trustee has deducted any costs incurred for effecting the sale of assets in the liquidation process and any other fees and expenses relating to the administration of the Trust after April 27, 2009. Also, in accordance with the Final Judgment, counsel for the Plaintiffs have been awarded attorney's fees and expenses of $7,750,000, which will be paid and deducted before final distribution. Accordingly, the final distribution of net settlement and sales proceeds by the Trust to its 71,980,216 outstanding units of beneficial interest may be materially less than the gross settlement and sales proceeds.

        The Trustee has made the full detail of the underlying data of the December 31, 2008 reserve report available for use in connection with the sale of the Partnership's Royalty Properties as part of the Trust liquidation. For more information regarding the estimated remaining life of each of the Royalty Properties, the estimated future net revenues of the Royalty Properties and information relating to farm-outs of interests on the Royalty Properties, see Item 1A. "Risk Factors" of the Form 10-K for the year ended December 31, 2008 and Note 8 in the Notes to Financial Statements included elsewhere in the Form 10-K. The final distribution to unit holders will be an amount net of funds required to satisfy all Trust liabilities.

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

        As of September 30, 2009, there was outstanding $5,260,198 of principal advanced by JPMorgan, including $5.0 million under the Demand Promissory Note, for payment of Trust expenses together with $410,676 of accrued and unpaid interest expense. At September 30, 2009, the Trust had $0 available under this facility, but $382,741 in trust expenses payable. No assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust intends to pay existing unpaid expenses and future expenses in excess of royalty income through the use of proceeds received from the Final Settlement Agreement or from the sale of the Trust's assets. See "—Legal Proceedings" above.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, including the additional risk factor set forth below, you should carefully consider the factors discussed in "Part I—Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which summarize the principal risks associated with an investment in units in the Trust. The risks described in our Annual Report on Form 10-K are not the only risks associated with an investment in units in the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on any investment in units in the Trust.

  The Royalty will be sold and the Trust terminated.

        In accordance with the Trust Indenture and pursuant to the Final Settlement Agreement, the Trustee will cause the Partnership to sell the Royalty and the Trust will be liquidated. The receipt of settlement proceeds and forgiveness of repayment of certain indebtedness under a promissory note pursuant to the terms of the settlement, the sale of the Royalty and the termination of the Trust will be taxable events to the unitholders. Each unitholder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the settlement, the disposition of the Partnership's assets and the termination of the Trust.

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
Date: November 16, 2009

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
  Item 1A. Risk Factors
  Item 6. Exhibits.
SIGNATURES