Form 10-Q
period 2010-03-31
MESA OFFSHORE TRUST
filed 2010-05-17
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        As of May 14, 2010, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Royalty income	$81,589	$112,567
Settlement proceeds	19,001,230	—
Interest income	627	21
Plaintiff attorney fees	(7,750,000)	—
General and administrative expenses	(2,960,132)	(112,588)

Distributable income	$8,373,314	$—

Distributable income per unit	$0.1163	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and short-term investments	$2,454,747	$302,164
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,905,000)	(380,905,000)

Total assets	$2,454,747	$302,164

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$2,454,747	$302,164
Trust expense payable	—	75,055
Interest payable	—	480,443
Advances payable—JPMorgan	—	599,718
Note payable—JPMorgan	—	5,000,000
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	—	(6,155,216)

Total liabilities and trust corpus	$2,454,747	$302,164

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Trust corpus, beginning of period	$(6,155,216)	$(4,055,744)
Trust expenses payable	75,055	176,973
Interest payable	480,443	(50,877)
Advances payable—JPMorgan	599,718	—
Note payable—JPMorgan	5,000,000	(878,518)

Trust corpus, end of period	$—	$(4,808,166)

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

  The Partnership

        The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and non-producing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Mesa Petroleum Co. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA, Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. ("PNR") (successor to Mesa), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNR owns and operates its assets through PNRC, and is also the managing general partner of the Partnership. The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

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

        Pursuant to the Final Settlement Agreement described below, the Trustee directed the sale or other final disposition of the properties owned by the Partnership as part of the termination and liquidation of the Trust. As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. The Trustee also announced, and on March 24, 2010 paid, an initial liquidating distribution of $0.116238 per unit. The Trustee will make one or more final liquidating distributions to unit holders of any funds remaining after all Trust liabilities have been satisfied.

        Pioneer has informed the Trustee that it expects to commence plugging and abandonment of the Partnership's remaining property on the Brazos A-39 Block during the third quarter of 2010, pending the availability of the required lift boat needed to do the work. The Trustee expects to make a final liquidating distribution as promptly as practicable after such date, if there are any remaining proceeds after all of the Trust's liabilities have been paid by the Trustee.

        On April 11, 2005, MOSH Holding, L.P. ("MOSH") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC; PNR; Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit was subsequently transferred to the 334th Judicial District of Harris County, Texas (the "Court"). MOSH's Original Petition alleged Pioneer and Woodside were liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MOSH later added claims against the Trustee for (1) an accounting, and (2) an alleged breach of fiduciary duty. The remedies MOSH sought included (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MOSH to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        When MOSH refused to agree to an expedited and bifurcated trial as proposed by the Trustee, the Trustee informed MOSH that the Trustee's investigation of MOSH's allegations beyond the farmout issues failed to convince the Trustee that pursuing those claims and incurring the related legal fees and expenses would benefit the Trust. Moreover, the Trustee informed MOSH that the Trustee's independent joint venture auditors and reservoir engineers had not found any evidence to support any of MOSH's damage allegations. Therefore, the Trustee informed MOSH that the Trustee's investigation indicated that the Trust was better off with the post-farmout cost-free overriding royalty interest than the pre-farmout cost-burdened net profits interest, so the funding of MOSH's efforts to set aside the farmout with Trust funds would not be in the best interest of the Trust.

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well was commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production likely would not exceed the costs of drilling and completing the well. This confirmed to the Trustee that, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest, instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007, but the well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the MMS, including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009, but was subsequently shut in again on September 2, 2009, and has been off production ever since. The lease expired 180 days after last production and reverted to the federal government.

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

        On June 15, 2009, a group of unit holders, most of whom were part of the former group led by Keith A. Wiegand that had previously voluntarily non-suited their claims, submitted a filing to the Court, seeking to delay certain issues from being heard at the June 18, 2009 settlement hearing. This group of unit holders is referred to herein as the "2009 Unit Holder Group." On June 18, 2009 and July 23, 2009, the Court held evidentiary hearings on the fairness of the Final Settlement Agreement. The purpose of these hearings was for the Court to determine whether the Final Settlement Agreement should be approved as being in the best interests of the Trust and its unit holders/beneficiaries. The Individual Intervenors, the 2009 Unit Holder Group, and all other objectors were afforded the opportunity to participate in the hearings.

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

        At the public auction, the Partnership assets and the assets contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 (hereafter referred to as "Pioneer Settlement

Interests") were offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot (together, the "Sales Lots"). There was no right of first refusal as previously considered, and the two lots were offered for sale to the highest bidder(s). The highest bidder for the West Delta 61 Lot was Emerald Energy, with a purchase price of $700,000. The Brazos A-39 Lot, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Since this liquidation process did not result in the sale of Pioneer's interests in Brazos Block A-39, by letter dated January 11, 2010, Pioneer Natural Resources informed the Trust that Pioneer proposed to its co-working interest owner in the Brazos A-39 #5 well, Woodside, that the well, platform and related facilities should be abandoned pursuant to an operating agreement governing the property. Woodside agreed to this by election dated January 8, 2010. As a result, the Brazos A-39 lease lapsed and reverted to the U.S. government in early March 2010, and all of the interests in the lease held by each of Pioneer, Woodside and the Partnership have been extinguished. Production from the Brazos A-39 #5 well was relied upon to maintain the Brazos A-39 lease, but the well was shut in by a pipeline purchaser on September 2, 2009 because the production does not meet pipeline specifications. The lease expired 180 days after last production. Based on these events, Pioneer had previously informed the Trustee that it was moving forward with the final accounting relating to the termination, liquidation and wind-up of the Partnership in accordance with the Final Settlement Agreement and the Partnership's First Amended and Restated Articles of General Partnership. The Trustee is still awaiting such action by Pioneer in order to move forward to conclude the final termination of the Trust. Pioneer expects to commence that process during the third quarter 2010 pending the availability of the required lift boat needed to do the work.

        Based on the sale or abandonment by the Partnership of all of the overriding royalty and other interests conveyed to the Partnership pursuant to the Conveyance, and based on the Settlement Agreement becoming final and non-appealable on February 1, 2010, the Trust terminated at such effective time in accordance with Section 9.02 of the Trust Indenture and with the Settlement Agreement. The Trustee closed the Trust's unit transfer books and no further unit transfers were recognized after the close of business on February 22, 2010, the record date for the Trust's liquidating distributions. Although the Trust cannot control trading, trading of the Trust's common units on the OTC Bulletin Board should have also ceased. There were 71,980,216 units of beneficial interest in the Trust outstanding as of the close of business on February 22, 2010. The Trustee made its first liquidating distribution of approximately $8,373,000 ($0.116328 per unit) on March 24, 2010, to unit holders of record as of February 22, 2010.

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

        The final liquidating distribution to unit holders will be an amount net of funds required to satisfy all Trust liabilities.

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

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for borrowing, subject to the terms of such note, to $5 million. As of December 31, 2009, there was outstanding $5.0 million under the Demand Promissory Note together with $480,443 of accrued and unpaid interest expense. The Demand Promissory Note was cancelled effective March 24, 2010. The Trustee has retained reserve amounts deemed by it necessary to cover estimated expenses associated with the winding up and termination of the Trust. Amounts remaining after the completion of the termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

Note 4—Net Overriding Royalty Interest

        The instruments conveying the Royalty to the Partnership provide that PNR calculate and pay to the Partnership each month an amount equal to 90% of aggregate net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by PNR from sales of its share of oil and gas from the Royalty Properties (gross proceeds) over the operating and capital costs incurred. Costs exceeding gross proceeds for any month are recovered by PNR, with interest thereon at the prime rate of the Bank of America plus one-half percent, out of future gross proceeds prior to making further royalty payments to the Partnership.

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

        On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. The Trustee does not anticipate receiving any additional proceeds related to the Royalty interests.

Note 5—Basis of Presentation

        The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q. JPMorgan was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2009 Annual Report on Form 10-K.

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

        The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Subsequent events were evaluated through the issuance date of the financial statements.

        The instruments conveying the Royalty provide that the working interest owner calculate and pay the Partnership each month an amount equal to 90% of the net proceeds for the preceding month. Generally, net proceeds means the excess of the amounts received by the working interest owner from sales of oil and gas from the Royalty Properties plus other cash receipts over operating and capital costs incurred.

        During the first quarter of 2010, the Trust received $81,589 in Royalty income and settlement proceeds of $19,001,230. Such Royalty income and settlement proceeds were used to pay (i) a portion of the first liquidating distribution made during the quarter, (ii) plaintiff fees in accordance with the Final Settlement Agreement, and (iii) other general and administrative expenses. In addition, $2,152,583 of these proceeds were also reserved by the Trustee for estimated future expenses of the Trust, including costs associated with winding up the Trust prior to a final liquidating distribution. During the three months ended March 31, 2010, the Trust had distributable income of $8,373,314.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2010	2009
General and administrative costs incurred during the period	$807,549	$702,596
Expenses paid by JPMorgan for prior period	—	270,595
(Deductions from) additions to reserve for Trust expenses	2,152,583	111,537
Total expenses paid by JPMorgan during current period	—	(878,518)
Unpaid trust expenses	—	(93,622)

General and administrative costs as reported	$2,960,132	$112,588

Note 6—JPMorgan Demand Promissory Note

        On September 28, 2007, the Trust entered into a Demand Promissory Note agreement with JPMorgan in order to cover portions of its operating expenses. The lender approved an uncommitted line of credit to the Trust in a principal amount not to exceed $3 million. As part of the agreement, JPMorgan agreed to pay the expenses on behalf of the Trust. JPMorgan could decline to fund any request of the Trust for borrowings at anytime, for any reason, including the event that JPMorgan had reason to believe that the Trust would not be able to satisfy its obligation to repay the Demand Loans. Interest on the note was calculated at a rate per annum equal to Prime Rate plus two percent (2%), paid annually. The Demand Promissory Note was secured by a pledge of the Trust Estate, as that term is defined in the Trust Indenture, including without limitation the 99.99% general partnership interest in the Mesa Offshore Royalty Partnership owned by the Trust, pursuant to a Pledge Agreement dated September 29, 2007, as amended by the First Amendment to Pledge Agreement dated as of December 3, 2007, executed by the Trust for the benefit of the Lender. The Trust could borrow amounts under this Note until the earlier of such time as JPMorgan made demand for payment in full or December 31, 2008.

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

        On August 25, 2008, the Trustee executed an amended and restated Demand Note that, among other things, increased the aggregate principal amount available for borrowing to $4.0 million and amended the definition of "Maturity Date" to delete the text relating to the failure of the Court to approve the prior Settlement Agreement.

        On January 28, 2009, the Trustee executed and delivered to the lender a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for borrowing, subject to the terms of such note, to $5 million. On January 28, 2009, the Trust and JPMorgan also entered into a Third Amendment to Pledge Agreement, dated as of January 12, 2009, amending the definition of "Collateral" from the Second Amendment to the Pledge Agreement dated June 25, 2008 to include (1) all issued and outstanding general partnership interests by the Trust in the Partnership, together with any cash or property received in exchange or in substitution for such interests (collectively, the "Pledged Assets"), and any distributions received on such Pledged Assets or cash or property received upon any conversion or in exchange for such Pledged Assets; (2) all Additional Collateral (as defined therein) owned by the Trust; (3) all deposit accounts in the name of the Trust; (4) any consideration received or due to the Trust; and (5) all proceeds of any and all of the foregoing.

        Interest was payable at a base rate offered by JPMorgan as announced publicly at its principal office as its prime commercial lending rate, plus 2%.

        Effective March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement.

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

        On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. The Trustee does not anticipate receiving any additional proceeds related to the Royalty interests.

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

        As a grantor trust, the Trust will incur no federal income tax liability. In addition, it will incur little or no federal income tax liability if it is held to be a non-grantor trust. If the Trust were held to be taxable as a corporation, it would have to pay tax on its net taxable income at the corporate rate. In addition, there is no state tax liability for the period.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-Looking Statements

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Pioneer has advised the Trust that it believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q and in the Trust's Form 10-K for the year ended 2009, including under Item 1A. "Risk Factors". All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

        Below is a summary of Royalty income received on the Trust properties for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Gross proceeds @ 90%	$108,137	$71,789
Operating expenditures @ 90%	(47,987)	(3,078)
Expense reserve @ 90%	0	0
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	60,150	68,711
Increase (decrease) in deficit	21,447	0

Net proceeds after deficit recovery(1)	81,597	68,711
Royalty Income (99.99%)	$81,589	$112,567

(1)
Net proceeds in the amount of $43,867 related to 2008 were not received by the Trust until January 2009; therefore, royalty income was recorded for this amount in the three months ended March 31, 2009.

        Below is a summary of distributable income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Royalty income	$81,589	$112,567
Settlement proceeds	19,001,230	—
Interest income	627	21
Plaintiff attorney fees	(7,750,000)	—
General and administrative expenses	(2,960,132)	(112,588)

Distributable income	$8,373,314	$—
Distributable income per unit	$.1163	$—
Accumulated deficit (as of end of period)	$—	$—

        During the first quarter of 2010, the Trust received $81,589 in Royalty income and settlement proceeds of $19,001,230, compared to only Royalty income of $112,567 during the first quarter of 2009. During the first quarter of 2010, the Trust had distributable income of $8,373,314, compared to no distributable income during the first quarter of 2009. Settlement proceeds of $19,001,230 and Royalty income of $81,589 were used to pay $807,549 of the Trust's general and administrative expenses for the three months ended March 31, 2010.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, August 25, 2008 and January 12, 2009, in which loans were advanced by the lender from time to time not to exceed $5.0 million. This Demand Promissory Note was used to pay any unpaid administrative expenses related to the operation of the Trust. Effective March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations

(including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement. The Trustee has held in reserve amounts sufficient to cover estimated expenses associated with the winding up and termination of the Trust. Amounts remaining after the completion of the termination of the Trust, if any, will be paid to unit holders of record as of February 22, 2010 in one or more liquidating distributions.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended March 31,
	2010	2009
General and administrative costs incurred during the period	$807,549	$702,596
Expenses paid by JPMorgan for prior period	—	270,595
(Deductions from) additions to reserve for Trust expenses	2,152,583	111,537
Total expenses paid by JPMorgan during current period	—	(878,518)
Unpaid trust expenses	—	(93,622)

General and administrative costs as reported	$2,960,132	$112,588

        General and administrative expenses of the Trust incurred during the first quarter of 2010 increased $104,953 to $807,549 as compared to $702,596 for the same period in 2009. The increase in general and administrative expenses in 2010 is primarily due to expenditures related to the Trust's termination.

Operational Review

        Below is an operational review of the Brazos A-39 and West Delta 61 properties:

Brazos A-7 and A-39

        The Trustee has been informed that Pioneer expects to commence plugging and abandoning of the Partnership's remaining property in the Brazos A-39 Block during the third quarter of 2010 pending the availability of the required lift boat needed to do the work. The Trustee did not receive net proceeds from the Brazos A-39 during the first quarter of 2010. Reference is made to Item 1., Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation.

West Delta 61 and Other

	Three Months Ended March 31,
	2010	2009
Gross proceeds @ 90%	$108,137	$68,420
Operating expenditures @ 90%	(47,987)	—
Capital expenditures @ 90%	—	—

Net proceeds (deficit)	$60,150	$68,420

        The West Delta 61 property was sold at public auction on November 11, 2009 through The Oil & Gas Asset Clearinghouse. Reference is made to Item 1., Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation. The gross proceeds of $108,137 and expenses of $47,987 recognized for the West Delta property during the first quarter of 2010 represent proceeds and expenditures for the production period from July 2009 to November 2009.

Capital Expenditures

        PNR does not anticipate any future capital expenditures on the Royalty Properties other than plugging and abandonment costs for which the Trust has no direct liability.

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

        Pursuant to the Final Settlement Agreement described below, the Trustee directed the sale or other final disposition of the properties owned by the Partnership as part of the termination and liquidation of the Trust. As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. The Trustee also announced, and on March 24, 2010 paid, an initial liquidating distribution of $0.116238 per unit. The Trustee will make one or more final liquidating distributions to unit holders of any funds remaining after all Trust liabilities have been satisfied.

Assets and Liabilities in the Process of Liquidation

        As a result of the triggering of the Termination Threshold effective January 1, 2005, the Trust is in the process of terminating and winding up. Reference is made to Item 1., Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation. As of March 31, 2010, the Trust's only remaining asset is a cash balance of $2,454,747.

Liquidity and Capital Resources

        Historically, the Trust's primary sources of liquidity have been the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties and borrowings under the Demand Promissory Note. Reference is made to Note 9 in the Notes to Financial Statement included in the Form 10-K for the year ended December 31, 2009 and Note 6 in the Notes to Financial Statements contained in Part I, Item 1 herein. However, as a result of triggering the Termination Threshold effective January 1, 2005, the Trust is in the process of terminating and winding up. At a public auction held on November 11, 2009 through The Oil & Gas Asset Clearinghouse, the West Delta 61 property was sold to the highest bidder, Emerald Energy, with a purchase price of $700,000. The Brazos A-39 property, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Pioneer has informed the Trustee that it expects to commence plugging and abandonment of the Brazos A-39 property during the third quarter of 2010 pending the availability of the required lift boat needed to do the work. As a result of the termination of the Trust and the related sale of the West Delta 61 Lot and abandonment of the Brazos A-39 Lot, the Trustee does not anticipate receiving any additional proceeds from the Royalty interests and, therefore, does not anticipate that the Trust will make any additional distributions to unit holders prior to one or more final liquidating distributions.

        Effective March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement.

        As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. The Trustee also announced, and on March 24, 2010 paid, an initial liquidating distribution of $0.116238 per unit. The Trustee will make one or more final liquidating distributions to unit holders of any funds remaining after all Trust liabilities have been satisfied.

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

        Due to the contractual arrangements of (i) the Trust Indenture, (ii) the Partnership Agreement and (iii) the rights of the Partnership under the Conveyance regarding information furnished by the working interest owners, the Trustee relies on: (A) information provided by the working interest owners, including (i) the status of litigation, (ii) historical operating data, plans for future operating and capital expenditures, reserve information, as well as (iii) information relating to projected production; (B) information provided by the managing general partner of the Partnership that is collected by the managing general partner from the working interest owners; and (C) conclusions regarding reserves by reserve engineers or other experts in good faith. See Item 1A. Risk Factors "—The Trustee relies upon the working interest owners and managing general partner for information regarding the Royalty Properties" in the Trust's Annual Report on Form 10-K for the year ended 2009 for a description of certain risks relating to these arrangements and reliance.

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

 PART II

Item 1.    Legal Proceedings.

        Please read Note 2 to the Notes to Financial Statements contained in Item I, Part 1 contained herein.

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosued in Item 1A to Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

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
Date: May 17, 2010

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
  Item 1A. Risk Factors.
  Item 6. Exhibits
SIGNATURES