Form 10-Q
period 2010-06-30
MESA OFFSHORE TRUST
filed 2010-08-16
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

        As of August 14, 2010, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Royalty income	$—	$102,563	$81,589	$215,130
Settlement proceeds	—	—	19,001,230	—
Interest income	54	25	681	46
Plaintiff attorney fees	—	—	(7,750,000)	—
General and administrative expenses	(54)	(102,588)	(2,960,186)	(215,176)

Distributable income	$—	$—	$8,373,314	$—

Distributable income per unit	$—	$—	$0.1163	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and short-term investments	$1,901,019	$302,164
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,905,000)	(380,905,000)

Total assets	$1,901,019	$302,164

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$1,901,019	$302,164
Trust expense payable	—	75,055
Interest payable	—	480,443
Advances payable—JPMorgan	—	599,718
Note payable—JPMorgan	—	5,000,000
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	—	(6,155,216)

Total liabilities and trust corpus	$1,901,019	$302,164

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$—	$(4,808,166)	$(6,155,216)	$(4,055,744)
Trust expenses payable	—	(381,022)	75,055	(204,049)
Interest payable	—	(63,246)	480,443	(114,123)
Advances payable—JPMorgan	—	—	599,718	—
Note Payable—JPMorgan	—	(559,961)	5,000,000	(1,438,479)
Amortization of net overriding royalty interest	—	(443)	—	(443)

Trust corpus, end of period	$—	$(5,812,838)	$—	$(5,812,838)

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Trust Organization

  The Trust

        The Mesa Offshore Trust (the "Trust") was created effective December 1, 1982. On that date, Mesa Petroleum Co., predecessor to Mesa Limited Partnership, which was the predecessor to MESA Inc., transferred to the Trust a 99.99% interest in the Mesa Offshore Royalty Partnership (the "Partnership"). The Trust is an independent trust administered by JPMorgan Chase Bank, N.A., ("JPMorgan") as trustee (the "Trustee"). JPMorgan Chase Bank, N.A., was formerly known as The Chase Manhattan Bank and is the successor by mergers to the original name of the Trustee, Texas Commerce Bank National Association.

        JPMorgan Chase & Co. and The Bank of New York Company ("BNY") announced in April 2006 an agreement pursuant to which BNY would acquire a portion of JPMorgan Chase & Co.'s corporate trust business in exchange for BNY's consumer small business and middle market banking business. This transaction did not include any transfer by JPMorgan of its obligations as Trustee of this Trust.

  The Partnership

        The Partnership was created to receive and hold a net overriding royalty interest (the "Royalty") in ten producing and non-producing oil and gas properties located in federal waters offshore Louisiana and Texas (the "Royalty Properties"). Mesa Petroleum Co. created the Royalty out of its working interest in the Royalty Properties and transferred it to the Partnership. Until August 7, 1997, MESA Inc. owned and operated its assets through Mesa Operating Co. ("Mesa"), the operator and the managing general partner of the Royalty Properties. On August 7, 1997, MESA, Inc. merged with and into Pioneer Natural Resources Company ("PNRC"), formerly a wholly owned subsidiary of MESA, Inc., and Parker & Parsley Petroleum Company merged with and into Pioneer Natural Resources USA, Inc. ("PNR") (successor to Mesa), a wholly owned subsidiary of PNRC (collectively, the mergers are referred to herein as the "Merger"). Subsequent to the Merger, PNRC owns and operates its assets through PNR, the managing general partner of the Partnership. The Partnership is owned 99.99% by the Trust and 0.01% by PNR. PNR serves as the managing general partner of the Partnership. PNR receives no compensation for serving as managing general partner other than the income it receives attributable to its interest in the Partnership.

        On June 23, 2010, PNR, in its capacity as managing general partner of the Partnership, informed the Trustee that it filed a Certificate of Termination with the Secretary of State of the State of Texas on June 23, 2010, and the Partnership was dissolved in accordance with the First Amended and Restated Articles of General Partnership and with the Final Settlement Agreement. PNR also advised the Trustee that it does not anticipate recovering any potential remaining payments that might otherwise be forthcoming in favor of the Partnership due to outstanding liabilities owed by the Partnership.

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

        On April 11, 2005, MOSH Holding, L.P. ("MOSH") filed an Original Petition in the District Court of Travis County, Texas, 250th Judicial District, against PNRC and PNR (collectively, "Pioneer"); Woodside Energy (USA), Inc. ("Woodside"); and JPMorgan, as Trustee of the Mesa Offshore Trust (Case No. GN501113) (the "Lawsuit"). The Lawsuit was subsequently transferred to the 334th Judicial District of Harris County, Texas (the "Court"). MOSH's Original Petition alleged Pioneer and Woodside were liable for various actions, including (1) a wrongful farmout by Pioneer to Woodside of the Brazos A-39 Lease, (2) a wrongful delay by Pioneer in producing the Brazos A-39 Lease and the Midway #5 well drilled thereon, (3) fraudulent accounting practices by Pioneer, (4) breach of fiduciary duty by Pioneer, (5) aiding and abetting breach of fiduciary duty by Woodside, (6) misapplication of Trust property by Pioneer, (7) conspiracy to misapply fiduciary property by Woodside and Pioneer, (8) common law fraud by Pioneer, (9) gross negligence by Pioneer, and (10) breach of the conveyance agreement by Pioneer. As described below, MOSH later added claims against the Trustee for (1) an accounting, and (2) an alleged breach of fiduciary duty. The remedies MOSH sought included (a) reconstruing the Trust Indenture to determine that the Trust is not terminated because there has or should have been production that would have generated revenues to extend the life of the Trust, (b) requiring the Trustee to pursue certain claims, or to allow MOSH to pursue such claims, (c) setting aside any farmouts by Pioneer in which there have been conveyances to an alleged affiliate of Pioneer, (d) the removal of JPMorgan as Trustee, (e) the return or forfeiture of compensation to JPMorgan, (f) monetary damages against Pioneer, Woodside and JPMorgan, and (g) unspecified exemplary damages against all defendants.

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

        Pioneer subsequently reported to the Trustee that production from the well was suspended in July 2006 due to mercury contamination identified at downstream facilities where the production from the well was commingled with production from other wells. An updated evaluation from the Trustee's independent petroleum reserve engineers estimated that revenues from future production likely would not exceed the costs of drilling and completing the well. This confirmed to the Trustee that, if the Partnership's interest in the underlying lease had remained, or was, a cost-burdened net profits interest,

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

instead of the cost-free overriding royalty interest the Partnership held as a result of the Pioneer-Woodside Farmout, the Partnership would not have received, or would not receive, any payments from this production, and the Trust accordingly would not have received any associated distributions. Further, the production data did not support reserves of the size asserted by the Plaintiffs. The well resumed production in February 2007, but the well was shut in again on April 18, 2007 due to an increase in hydrogen sulfide content coincidental with an increase in water production. Pioneer implemented a hydrogen sulfide contingency plan, which was required and approved by the Minerals Management Service ("MMS") (which subsequently changed its name in June 2010 to the Bureau of Ocean Energy Management, Regulation and Enforcement), including the installation of the necessary alarm and safety systems. The well was shut in October 4, 2008 after discovery of corrosion in the production separator on the host platform. A replacement production separator was installed on the host platform. The well was returned to production on March 19, 2009, but was subsequently shut in again on September 2, 2009, and has been off production ever since. The lease expired 180 days after last production and reverted to the federal government.

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

        On April 28, 2008, the Court issued a Docket Control Order, setting the trial date for December 8, 2008. On July 3, 2008, the Plaintiffs filed a Third Amended Petition, seeking, among other things, to add claims against the Partnership (through its partners Pioneer and the Trustee) and JPMorgan in an individual capacity. By order dated July 3, 2008, the Court denied Pioneer's pending motions for summary judgment, including Pioneer's challenge to Plaintiffs' standing. Pioneer then filed a petition for writ of mandamus to the Houston Fourteenth Court of Appeals on July 22, 2008, seeking to reverse the trial court's ruling on standing. On September 25, 2008, the Houston Fourteenth Court of Appeals denied Pioneer's petition for writ of mandamus, and Pioneer filed a petition for writ of mandamus with the Supreme Court of Texas on October 1, 2008. On October 24, 2008, the group of unit holders led by Keith A. Wiegand filed a Motion for Non-Suit Without Prejudice, and the Court granted the motion on October 24, 2008. Thus, all references herein to "Plaintiffs" after the date of October 24, 2008 include only MOSH and Dagger-Spine. At a hearing before the Court on October 31, 2008, the Plaintiffs agreed to postpone the trial again, and the trial was scheduled for April 13, 2009. The Supreme Court of Texas denied Pioneer's petition for writ of mandamus on November 21, 2008.

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

        Given the entry of the Final Judgment, the Trustee directed Pioneer to sell the Partnership assets ,along with the Pioneer Settlement Interests, consistent with the terms contained in the Final Settlement Agreement, and as approved by the Court in the Final Judgment, at public auction on

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

November 11, 2009 through The Oil & Gas Asset Clearinghouse. Notice of the public auction was mailed to the unit holders of record at least thirty days before the sale.

        At the public auction, the Partnership assets and the Pioneer Settlement Interests contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 were offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot. There was no right of first refusal as previously considered, and the two lots were offered for sale to the highest bidder(s). The highest bidder for the West Delta 61 Lot was Emerald Energy, with a purchase price of $700,000. The Brazos A-39 Lot, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Since this liquidation process did not result in the sale of Pioneer's interests in Brazos Block A-39, by letter dated January 11, 2010, Pioneer informed the Trust that Pioneer proposed to its co-working interest owner in the Brazos A-39 #5 well, Woodside, that the well, platform and related facilities should be abandoned pursuant to an operating agreement governing the property. Woodside agreed to this by election dated January 8, 2010. As a result, the Brazos A-39 lease lapsed and reverted to the U.S. government in early March 2010, and all of the interests in the lease held by each of Pioneer, Woodside and the Partnership have been extinguished. Production from the Brazos A-39 #5 well was relied upon to maintain the Brazos A-39 lease, but the well was shut in by a pipeline purchaser on September 2, 2009 because the production did not meet pipeline specifications. The lease expired 180 days after last production. Based on these events, Pioneer had previously informed the Trustee that it was moving forward with the final accounting relating to the termination, liquidation and wind-up of the Partnership in accordance with the Final Settlement Agreement and the Partnership's First Amended and Restated Articles of General Partnership. Pioneer has informed the Trustee that it expects to plug and abandon the Partnership's remaining property on the Brazos A-39 Block by the end of 2010. The Trust will not be liable for any amounts associated with the plugging and abandonment of the Brazos A-39 Block. On June 23, 2010, PNR, in its capacity as managing general partner of the Partnership, informed the Trustee that it executed a Certificate of Termination of the Partnership, which was subsequently filed with the Secretaries of State in Texas and Louisiana, and the Partnership was dissolved in accordance with the First Amended and Restated Articles of General Partnership and with the Final Settlement Agreement. PNR also advised the Trustee that it does not anticipate recovering any potential remaining payments that might otherwise be forthcoming in favor of the Partnership due to outstanding liabilities owed by the Partnership.

        Based on the sale or abandonment by the Partnership of all of the overriding royalty and other interests conveyed to the Partnership pursuant to the Conveyance, and based on the Final Settlement Agreement becoming final and non-appealable on February 1, 2010, the Trust terminated at such effective time in accordance with Section 9.02 of the Trust Indenture and with the Settlement Agreement. The Trustee closed the Trust's unit transfer books and no further unit transfers were recognized after the close of business on February 22, 2010, the record date for the Trust's liquidating distributions. Although the Trust cannot control trading, trading of the Trust's common units on the

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

OTC Bulletin Board should have also ceased. There were 71,980,216 units of beneficial interest in the Trust outstanding as of the close of business on February 22, 2010. The Trustee made its first liquidating distribution of approximately $8,373,000 ($0.116328 per unit) on March 24, 2010, to unit holders of record as of February 22, 2010.

        The Trustee has held in reserve amounts sufficient to cover estimated expenses associated with the winding up and termination of the Trust. Also, in accordance with the Court's Final Judgment, counsel for the Plaintiffs, together with the 2009 Unit Holder Group, were awarded total attorneys' fees and expenses of $7,750,000, which the Trustee also paid and deducted on March 24, 2010. In addition, JPMorgan made a payment to the Trust in the amount of $5 million, and released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing $5 million Demand Promissory Note in accordance with the terms of the Final Settlement Agreement effective, March 24, 2010.

        On July 23, 2010, the Trustee announced that certain unit holders of the Trust made a demand for arbitration (the "Demand for Arbitration") under the Final Settlement Agreement. The arbitrator has been notified and has agreed to serve in the arbitration proceedings, and the parties are currently working on procedural and administrative details in advance of scheduling the arbitration, which will be conducted in accordance with the Final Settlement Agreement. As a result of the Demand for Arbitration and potential expenses and related contingencies associated with the Demand for Arbitration and the resolution thereof, the Trustee has decided to withhold current funds held by the Trust as a reserve for these contingent expenses and to defer making any final liquidating distribution at this time.

        The arbitration claimants contend that Pioneer should have accepted an offer from some of the claimants to buy an inchoate overriding royalty interest in Brazos A-39, which constituted part of the Pioneer Settlement Interests and the interest of the Partnership. The offer made for this interest was $125,000, which would represent approximately $0.0017 per unit. Such claimants did not offer to buy the interest in the public auction of this and other interests, held in accordance with the Final Settlement Agreement. The Final Settlement Agreement set forth that if the public auction did not result in a sale of the properties, "Pioneer will have the absolute right, in its sole discretion, to cancel, extinguish, or otherwise dispose of all or part of such interests." The Trustee has been informed by Pioneer that the Brazos A-39 lease reverted to the MMS in early March 2010, 180 days after the Midway Well ceased production back in September 2009. In addition, as discussed above, the Partnership was dissolved in June 2010.

        The Trustee will continue to act as Trustee and exercise its powers for the purpose of liquidating and winding up the affairs of the Trust at its termination until its duties have been fully performed and all remaining funds in the Trust estate, if any, are finally distributed. In accordance with the Trust Indenture, the Trustee will as promptly as possible distribute the remaining assets in the Trust estate (including settlement proceeds), after paying, satisfying and discharging all of the liabilities of the Trust, or, when necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

        The Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. Accordingly, after the resolution of the Demand for Arbitration and completion of the termination of the Trust, the Trustee will make payment of any final liquidating distribution, net of Trust liabilities, only to unit holders of record as of February 22, 2010.

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

        On January 22, 2008, the court in which the lawsuit was pending issued an Order denying the Joint Motion for approval of the Plaintiffs' Settlement Agreement. According to the terms of the Amended Promissory Note, the note matured on this date as a result of the denial, and all portions of the outstanding principal under this note together with accrued and unpaid interest became due, in full. However, on August 25, 2008, in connection with the execution of the Second Amended and Restated Promissory Note, the definition of "Maturity Date" was amended to delete the test relating to the failure of the Court to approve the Plaintiffs' Settlement Agreement. As a result, the due date of the Demand Promissory Note was not accelerated described above, however, the maturity date remained (1) December 31, 2009, (2) 31 days after the Trust's receipt of settlement proceeds, recovery or judgment in connection with the Lawsuit or (3) final liquidation of the Trust's assets.

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Going Concern (Continued)

borrowing, subject to the terms of such note, to $5 million. As of December 31, 2009, there was outstanding $5.0 million under the Demand Promissory Note together with $480,443 of accrued and unpaid interest expense. The Demand Promissory Note was cancelled effective March 24, 2010. The Trustee has retained reserve amounts deemed by it necessary to cover estimated expenses associated with the winding up and termination of the Trust. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

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

        On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Net Overriding Royalty Interest (Continued)

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

          (b)   Interest income, interest receivable and distributions payable to unit holders include interest to be earned on short-term investments from the financial statement date through the next date of distribution; and

          (c)   Trust general and administrative expenses, net of reimbursements, are recorded in the month they accrue and are recoupable from Royalty income. Trust expenses payable and the note payable are reported as a reduction in Trust Corpus. The Trustee has retained reserve amounts deemed by it necessary to cover estimated future expenses associated with the winding up and termination of the Trust. These reserves, in the period when established, are recorded as a general and administrative expense.

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

        During the second quarter of 2010, the Trust did not receive any Royalty income and used interest income and the reserve for Trust expenses to pay general and administrative costs of $553,782. The Trust had no distributable income during the second quarter of 2010. During the first six months of 2010, the Trust received $81,589 in Royalty income and settlement proceeds of $19,001,230. Such Royalty income and settlement proceeds were used to pay (i) a portion of the first liquidating distribution made during the quarter, (ii) plaintiff fees in accordance with the Final Settlement Agreement, and (iii) other general and administrative expenses. In addition, $1,598,855 of these proceeds were also reserved by the Trustee for estimated future expenses of the Trust, including costs associated with winding up the Trust prior to a final liquidating distribution. During the six months ended June 30, 2010, the Trust had distributable income of $8,373,314. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative costs incurred during the period	$553,782	$992,557	$1,361,331	$1,695,153
(Deductions from) additions to reserve for Trust expenses	(553,728)	51,014	1,598,855	162,551
Total expenses paid by JPMorgan during current period	—	(559,961)	—	(1,438,479)
Unpaid trust expenses	—	(474,644)	—	(474,644)
Unpaid trust expenses from prior period	—	93,622	—	270,595

General and administrative costs as reported	$54	$102,588	$2,960,186	$215,176

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

        On August 25, 2008, the Trustee executed an amended and restated Demand Note that, among other things, increased the aggregate principal amount available for borrowing to $4.0 million and amended the definition of "Maturity Date" to delete the text relating to the failure of the Court to approve the Plaintiffs' Settlement Agreement.

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

        On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unit holders (Continued)

termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

Note 8—Income Taxes

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

        The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. federal income tax purposes. Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

        Below is a summary of Royalty income received on the Trust properties for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross proceeds @ 90%	$19,752	$102,758	$127,893	$174,547
Operating expenditures @ 90%	(270)	(185)	(48,251)	(3,263)
Expense reserve @ 90%	—	—	—	—
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$19,483	$102,573	$79,642	$171,284
Increase (decrease) in deficit	(19,483)	—	1,955	—

Net proceeds after deficit recovery(1)	$—	$102,573	$81,597	$171,284

Royalty Income (99.99%)	$—	$102,563	$81,589	$215,130

(1)
Net proceeds in the amount of $43,867 related to 2008 were not received by the Trust until January 2009; therefore, royalty income was recorded for this amount in the six months ended June 30, 2009.

        Below is a summary of distributable income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Royalty income	$—	$102,563	$81,589	$215,130
Settlement proceeds	—	—	19,001,230	—
Interest income	54	25	681	46
Plaintiff attorney fees	—	—	(7,750,000)	—
General and administrative expenses	(54)	(102,588)	(2,960,186)	(215,176)

Distributable income	$—	$—	$8,373,314	$—
Distributable income per unit	$—	$—	$.1163	$—

        During the second quarter of 2010, the Trust did not receive any Royalty income compared to $102,563 during the second quarter of 2009. The Reserve for Trust Expenses and interest income were used to pay $553,782 of the Trust's general and administrative expenses for the three months ended June 30, 2010. The Trust had no distributable income during the second quarter of 2010 or 2009. During the six months ended June 30, 2010 the Trust received $81,589 in Royalty income and settlement proceeds of $19,001,230, compared to only Royalty income of $215,130 during the six months ended June 30, 2009. During the six months ended June 30, 2010, the Trust had distributable income of $8,373,314, compared to no distributable income during the six months ended June 30, 2009. Settlement proceeds of $19,001,230 and Royalty income of $81,589 were used to pay $1,361,331 of the Trust's general and administrative expenses for the six months ended June 30, 2010.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, August 25, 2008 and January 12, 2009, in which loans were advanced by the lender from time to time not to exceed $5.0 million. This Demand Promissory Note was used to pay any unpaid administrative expenses related to the operation of the Trust. Effective

March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement. The Trustee has held in reserve amounts sufficient to cover estimated expenses associated with the winding up and termination of the Trust. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative costs incurred during the period	$553,782	$992,557	$1,361,331	$1,695,153
(Deductions from) additions to reserve for Trust expenses	(553,728)	51,014	1,598,855	162,551
Total expenses paid by JPMorgan during current period	—	(559,961)	—	(1,438,479)
Unpaid trust expenses	—	(474,644)	—	(474,644)
Unpaid trust expenses from prior period	—	93,622	—	270,595

General and administrative costs as reported	$54	$102,588	$2,960,186	$215,176

        General and administrative expenses of the Trust incurred during the second quarter of 2010 decreased $438,775 to $553,782 as compared to $992,557 for the same period in 2009. For the six months ended June 30, 2010 the Trust incurred general and administrative expenses of $1,361,331 as compared to $1,695,153 for the same period in 2009, a decrease of $333,822. The decrease in general and administrative expenses for the three and six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to lower costs associated with the litigation.

Operational Review

        Below is an operational review of the Brazos A-39 and West Delta 61 properties:

Brazos A-7 and A-39

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross proceeds @ 90%	$18,439	$2,605	$18,443	$5,974
Operating expenditures @ 90%	(270)	(184)	149	(3,262)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$18,169	$2,421	$18,592	$2,712

        Pioneer has informed the Trustee that the plugging and abandonment of the Partnership's remaining property on the Brazos A-39 Block is currently underway and is expected to be completed by the end of 2010. The Trust will not be liable for any amounts associated with the plugging and abandonment of the Brazos A-39 Block. Reference is made to Item 1., Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation.

West Delta 61 and Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross proceeds @ 90%	$1,313	$100,153	$109,450	$168,573
Operating expenditures @ 90%	—	—	(48,400)	—
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$1,313	$100,153	$61,050	$168,573

        The West Delta 61 property was sold at public auction on November 11, 2009 through The Oil & Gas Asset Clearinghouse. Reference is made to Item 1, Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation. The gross proceeds of $109,450 recognized for the West Delta property during the first six months of 2010 represent proceeds for the production period from July 2009 to November 2009. The gross expenses of $48,400 recognized during the first six months of 2010 represent expenses incurred related to the termination of the Trust.

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

        Pursuant to the Final Settlement Agreement described below, the Trustee directed the sale or other final disposition of the properties owned by the Partnership as part of the termination and liquidation of the Trust. As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. The Trustee also announced, and on March 24, 2010 paid, an initial liquidating distribution of $0.116238 per unit. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

Assets and Liabilities in the Process of Liquidation

        As a result of the triggering of the Termination Threshold effective January 1, 2005, the Trust is in the process of terminating and winding up. Reference is made to Item 1., Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation. As of June 30, 2010, the Trust's only remaining asset is a cash balance of $1,901,019.

Liquidity and Capital Resources

        Historically, the Trust's primary sources of liquidity have been the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties and borrowings under the Demand Promissory Note. Reference is made to Note 9 in the Notes to Financial Statement included in the Form 10-K for the year ended December 31, 2009 and Note 6 in the Notes to Financial Statements contained in Part I, Item 1 herein. However, as a result of triggering the Termination Threshold effective January 1, 2005, the Trust is in the process of terminating and winding up. At a public auction held on November 11, 2009 through The Oil & Gas Asset Clearinghouse, the West Delta 61 property was sold to the highest bidder, Emerald Energy, with a purchase price of $700,000. The Brazos A-39 property, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Pioneer has informed the Trustee that it expects to plug and abandon the Partnership's remaining property on the Brazos A-39 Block by the end of 2010. The Trust will not be liable for any amounts associated with the plugging and abandonment of the Brazos A-39 Block. As a result of the termination of the Trust and the related sale of the West Delta 61 Lot and abandonment of the Brazos A-39 Lot, the Trustee will not receive any additional proceeds from the Royalty interests and, therefore, the Trust will not make any additional distributions to unit holders prior to one or more final liquidating distributions, which will be made, if at all, after the resolution of the Demand for Arbitration and the completion of the terms of the Trust.

        Effective March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement.

        As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. The Trustee also announced, and on March 24, 2010 paid, an initial liquidating distribution of $0.116238 per unit. Amounts remaining after the resolution of the Demand for Arbitration and the completion of the termination of the Trust, if any, will be paid to unit holders as of the February 22, 2010 record date in one or more final liquidating distributions.

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

 PART II

Item 1.    Legal Proceedings.

        Please read Note 2 to the Notes to Financial Statements contained in Item I, Part 1 contained herein.

Item 1A.    Risk Factors.

        There have not been any material changes from the risk factors previously disclosed in Item 1A to Part I of the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: August 16, 2010

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