Form 10-Q
period 2010-09-30
MESA OFFSHORE TRUST
filed 2010-11-15
CIK 711303

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

        As of November 12, 2010, 71,980,216 Units of Beneficial Interest were outstanding in Mesa Offshore Trust.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MESA OFFSHORE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royalty income	$—	$86,113	$81,589	$301,243
Settlement proceeds	—	—	19,001,230	—
Interest income	47	7	728	53
Plaintiff attorney fees	—	—	(7,750,000)	—
General and administrative expenses	(47)	(86,120)	(2,960,233)	(301,296)

Distributable income	$—	$—	$8,373,314	$—

Distributable income per unit	$—	$—	$0.1163	$—

STATEMENT OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and short-term investments	$1,597,023	$302,164
Net overriding royalty interest in oil and gas properties	380,905,000	380,905,000
Less: accumulated amortization	(380,905,000)	(380,905,000)

Total assets	$1,597,023	$302,164

LIABILITIES AND TRUST CORPUS
Reserve for trust expenses	$1,597,023	$302,164
Trust expense payable	—	75,055
Interest payable	—	480,443
Advances payable—JPMorgan	—	599,718
Note payable—JPMorgan	—	5,000,000
Trust corpus (71,980,216 units of beneficial interest authorized and outstanding)	—	(6,155,216)

Total liabilities and trust corpus	$1,597,023	$302,164

(The accompanying notes are an integral part of these financial statements.)

MESA OFFSHORE TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trust corpus, beginning of period	$—	$(5,812,838)	$(6,155,216)	$(4,055,744)
Trust expenses payable	—	91,903	75,055	(112,146)
Interest payable	—	(66,113)	480,443	(180,236)
Advances payable—JPMorgan	—	—	599,718	—
Note Payable—JPMorgan	—	(264,073)	5,000,000	(1,702,552)
Amortization of net overriding royalty interest	—	(170)	—	(613)

Trust corpus, end of period	$—	$(6,051,291)	$—	$(6,051,291)

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

        On June 23, 2010, PNR, in its capacity as managing general partner of the Partnership, executed a Certificate of Termination of the Partnership, and the Partnership was dissolved in accordance with the First Amended and Restated Articles of General Partnership and with the Final Settlement Agreement. PNR also advised the Trustee that it does not anticipate recovering any potential remaining payments that might otherwise be forthcoming in favor of the Partnership due to outstanding liabilities owed by the Partnership.

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

        Given the entry of the Final Judgment, the Trustee directed Pioneer to sell the Partnership assets, along with the Pioneer Settlement Interests, consistent with the terms contained in the Final Settlement Agreement, and as approved by the Court in the Final Judgment, at public auction on November 11,

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

2009 through The Oil & Gas Asset Clearinghouse. Notice of the public auction was mailed to the unit holders of record at least thirty days before the sale.

        At the public auction, the Partnership assets and the Pioneer Settlement Interests contributed to the Trust by Pioneer for sale pursuant to its tender letter of October 10, 2008 were offered in two lots: (1) the West Delta 61 Lot; and (2) the Brazos A-39 Lot. There was no right of first refusal as previously considered, and the two lots were offered for sale to the highest bidder(s). The highest bidder for the West Delta 61 Lot was Emerald Energy, with a purchase price of $700,000. The Brazos A-39 Lot, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Since this liquidation process did not result in the sale of Pioneer's interests in Brazos Block A-39, by letter dated January 11, 2010, Pioneer informed the Trust that Pioneer proposed to its co-working interest owner in the Brazos A-39 #5 well, Woodside, that the well, platform and related facilities should be abandoned pursuant to an operating agreement governing the property. Woodside agreed to this by election dated January 8, 2010. Production from the Brazos A-39 #5 well had been relied upon to maintain the Brazos A-39 lease, but the well was shut in by a pipeline purchaser on September 2, 2009 because the production did not meet pipeline specifications. The lease expired 180 days after last production. As a result, the Brazos A-39 lease lapsed and reverted to the U.S. government in early March 2010, and all of the interests in the lease held by each of Pioneer, Woodside and the Partnership have been extinguished. Based on these events, Pioneer had previously informed the Trustee that it was moving forward with the final accounting relating to the termination, liquidation and wind-up of the Partnership in accordance with the Final Settlement Agreement and the Partnership's First Amended and Restated Articles of General Partnership. Pioneer has informed the Trustee that it expects to plug and abandon the Partnership's remaining property on the Brazos A-39 Block by the end of 2010. The Trust will not be liable for any amounts associated with the plugging and abandonment of the Brazos A-39 Block. On June 23, 2010, PNR, in its capacity as managing general partner of the Partnership, executed a Certificate of Termination of the Partnership and the Partnership was dissolved in accordance with the First Amended and Restated Articles of General Partnership and with the Final Settlement Agreement. PNR also advised the Trustee that it does not anticipate recovering any potential remaining payments that might otherwise be forthcoming in favor of the Partnership due to outstanding liabilities owed by the Partnership.

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

        On July 23, 2010, the Trustee announced that certain unit holders of the Trust made a demand for arbitration (the "Demand for Arbitration") under the Final Settlement Agreement. The parties filed their claims and defenses with the Arbitrator, and the arbitration proceeding was scheduled for November 15, 2010. As a result of the Demand for Arbitration and potential expenses and related contingencies associated with the Demand for Arbitration and the resolution thereof, the Trustee decided to withhold current funds held by the Trust as a reserve for these contingent expenses and to defer making any final liquidating distribution pending resolution of the Demand for Arbitration.

        The arbitration claimants contended that Pioneer should have accepted an offer from some of the claimants to buy an inchoate overriding royalty interest in Brazos A-39, which constituted part of the Pioneer Settlement Interests and the interest of the Partnership. The offer made for this interest was $125,000, which would represent approximately $0.0017 per unit. Such claimants did not offer to buy the interest in the public auction of this and other interests, held in accordance with the Final Settlement Agreement. The Final Settlement Agreement set forth that if the public auction did not result in a sale of the properties, "Pioneer will have the absolute right, in its sole discretion, to cancel, extinguish, or otherwise dispose of all or part of such interests." The Trustee has been informed by Pioneer that the Brazos A-39 lease reverted to the MMS in early March 2010, 180 days after the Midway Well ceased production back in September 2009, and thus the interest sought by the arbitration claimants does not exist. Pioneer's interpretation was confirmed by a letter from Mariner Energy, Inc., dated October 28, 2010.

        On November 5, 2010, after the arbitration claimants announced to the Arbitrator and the other parties that they were withdrawing their Demand for Arbitration, the parties to the arbitration filed a Joint Notice of Nonsuit With Prejudice, dismissing all of the arbitration claims and cancelling the arbitration proceeding. On November 8, 2010, the Arbitrator signed an order dismissing the arbitration claims with prejudice. As a result, the Trustee is currently moving forward with the process of liquidating the Trust.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Status of the Trust, Legal Proceedings, and Timing of Liquidation (Continued)

        The Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

        The Trustee will continue to act as Trustee and exercise its powers for the purpose of liquidating and winding up the affairs of the Trust at its termination until its duties have been fully performed and all remaining funds in the Trust estate, if any, are finally distributed. In accordance with the Trust Indenture, the Trustee will, as promptly as possible, distribute the remaining assets in the Trust estate (including settlement proceeds), after paying, satisfying and discharging all of the liabilities of the Trust, or, when necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

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

        On January 28, 2009, the Trustee executed and delivered to JPMorgan a Third Amended and Restated Promissory Note, dated as of January 12, 2009, increasing the principal amount available for borrowing, subject to the terms of such note, to $5 million. As of December 31, 2009, there was outstanding $5.0 million under the Demand Promissory Note together with $480,443 of accrued and unpaid interest expense. The Demand Promissory Note was cancelled effective March 24, 2010. The Trustee has retained reserve amounts deemed by it necessary to cover estimated expenses associated with the winding up and termination of the Trust. The Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

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

        During the third quarter of 2010, the Trust did not receive any Royalty income and used interest income and the reserve for Trust expenses to pay general and administrative costs of $304,043. The Trust had no distributable income during the third quarter of 2010. During the first nine months of 2010, the Trust received $81,589 in Royalty income and settlement proceeds of $19,001,230. Such Royalty income and settlement proceeds were used to pay (i) a portion of the first liquidating distribution made during the quarter, (ii) plaintiff fees in accordance with the Final Settlement Agreement, and (iii) other general and administrative expenses. In addition, $1,597,023 of these proceeds were also reserved by the Trustee for estimated future expenses of the Trust, including costs associated with winding up the Trust prior to a final liquidating distribution. During the nine months ended September 30, 2010, the Trust had distributable income of $8,373,314. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Basis of Presentation (Continued)

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative costs incurred during the period	$304,043	$373,326	$1,665,374	$2,068,479
(Deductions from) additions to reserve for Trust expenses	(303,996)	(115,036)	1,294,859	47,515
Total expenses paid by JPMorgan during current period	—	(264,073)	—	(1,702,552)
Unpaid trust expenses	—	(382,741)	—	(382,741)
Unpaid trust expenses from prior period	—	474,644	—	270,595

General and administrative costs as reported	$47	$86,120	$2,960,233	$301,296

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

        The Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. On March 24, 2010, the Trustee paid an initial liquidating distribution of

MESA OFFSHORE TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Distributions to Unit holders (Continued)

$0.116238 per unit. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

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

        Below is a summary of Royalty income received on the Trust properties for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross proceeds @ 90%	$—	$87,295	$127,893	$261,842
Operating expenditures @ 90%	—	(1,173)	(48,251)	(4,436)
Expense reserve @ 90%	—	—	—	—
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$—	$86,122	$79,642	$257,406
Increase (decrease) in deficit	—	—	1,955	—

Net proceeds after deficit recovery(1)	$—	$86,122	$81,597	$275,409

Royalty Income (99.99%)	$—	$86,113	$81,589	$301,243

(1)
Net proceeds in the amount of $43,867 related to 2008 were not received by the Trust until January 2009; therefore, royalty income was recorded for this amount in the nine months ended September 30, 2009.

        Below is a summary of distributable income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royalty income	$—	$86,113	$81,589	$301,243
Settlement proceeds	—	—	19,001,230	—
Interest income	47	7	728	53
Plaintiff attorney fees	—	—	(7,750,000)	—
General and administrative expenses	(47)	(86,120)	(2,960,233)	(301,296)

Distributable income	$—	$—	$8,373,314	$—
Distributable income per unit	$—	$—	$.1163	$—

        During the third quarter of 2010, the Trust did not receive any Royalty income compared to $86,113 received by the Trust during the third quarter of 2009. The Reserve for Trust Expenses and interest income were used to pay $304,043 of the Trust's general and administrative expenses for the three months ended September 30, 2010. The Trust had no distributable income during the third quarter of 2010 or 2009. During the nine months ended September 30, 2010 the Trust received $81,589 in Royalty income and settlement proceeds of $19,001,230, compared to Royalty income of $301,243 received by the Trust during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Trust had distributable income of $8,373,314, compared to no distributable income during the nine months ended September 30, 2009. A portion of the settlement proceeds of $19,001,230 and Royalty income of $81,589 were used to pay $2,960,233 of the Trust's general and administrative expenses for the nine months ended September 30, 2010.

        On September 28, 2007 the Trust entered into a Demand Promissory Note with JPMorgan which was amended on December 3, 2007, August 25, 2008 and January 12, 2009, in which loans were advanced by the lender from time to time not to exceed $5.0 million. This Demand Promissory Note was used to pay any unpaid administrative expenses related to the operation of the Trust. Effective March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement. The Trustee has held in reserve amounts sufficient to cover estimated expenses associated with the winding up and termination of the Trust. The Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

        Below is a summary of general and administrative expenses and the adjustments made to the reserve for Trust expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative costs incurred during the period	$304,043	$373,326	$1,665,374	$2,068,479
(Deductions from) additions to reserve for Trust expenses	(303,996)	(115,036)	1,294,859	47,515
Total expenses paid by JPMorgan during current period	—	(264,073)	—	(1,702,552)
Unpaid trust expenses	—	(382,741)	—	(382,741)
Unpaid trust expenses from prior period	—	474,644	—	270,595

General and administrative costs as reported	$47	$86,120	$2,960,233	$301,296

        General and administrative expenses of the Trust incurred during the third quarter of 2010 decreased $69,283 to $304,043 as compared to $373,326 for the same period in 2009. For the nine months ended September 30, 2010 the Trust incurred general and administrative expenses of $1,665,374 as compared to $2,068,479 for the same period in 2009, a decrease of $403,105. The decrease in general and administrative expenses for the three and nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to lower costs associated with the litigation.

Operational Review

        Below is an operational review of the Brazos A-39 and West Delta 61 properties:

Brazos A-7 and A-39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross proceeds @ 90%	$—	$21,966	$18,443	$27,940
Operating expenditures @ 90%	—	(1,173)	149	(4,436)
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$—	$20,793	$18,592	$23,504

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

West Delta 61 and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross proceeds @ 90%	$—	$65,329	$109,450	$233,902
Operating expenditures @ 90%	—	—	(48,400)	—
Capital expenditures @ 90%	—	—	—	—

Net proceeds (deficit)	$—	$65,329	$61,050	$233,902

        The West Delta 61 property was sold at public auction on November 11, 2009 through The Oil & Gas Asset Clearinghouse. Reference is made to Item 1, Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation. The gross proceeds of $109,450 recognized for the West Delta property during the first nine months of 2010 represent proceeds for the production period from July 2009 to November 2009. The gross expenses of $48,400 recognized during the first nine months of 2010 represent expenses incurred related to the termination of the Trust.

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

        Pursuant to the Final Settlement Agreement described below, the Trustee directed the sale or other final disposition of the properties owned by the Partnership as part of the termination and liquidation of the Trust. As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

Assets and Liabilities in the Process of Liquidation

        As a result of the triggering of the Termination Threshold effective January 1, 2005, the Trust is in the process of terminating and winding up. Reference is made to Item 1., Financial Statements, Note 2—Status of Trust, Legal Proceedings and Timing of Liquidation. As of September 30, 2010, the Trust's only remaining asset is a cash balance of $1,597,023.

Liquidity and Capital Resources

        Historically, the Trust's primary sources of liquidity have been the Royalty income received from the Partnership's share of the net proceeds from the Royalty Properties and borrowings under the Demand Promissory Note. Reference is made to Note 9 in the Notes to Financial Statement included in the Form 10-K for the year ended December 31, 2009 and Note 6 in the Notes to Financial Statements contained in Part I, Item 1 herein. However, as a result of triggering the Termination Threshold effective January 1, 2005, the Trust is in the process of terminating and winding up. At a public auction held on November 11, 2009 through The Oil & Gas Asset Clearinghouse, the West Delta 61 property was sold to the highest bidder, Emerald Energy, with a purchase price of $700,000. The Brazos A-39 property, including interests owned by the Partnership and assets contributed to the Trust by Pioneer for sale pursuant to a tender letter, did not receive any bids. Pioneer has informed the Trustee that it expects to plug and abandon the Partnership's remaining property on the Brazos A-39 Block by the end of 2010. The Trust will not be liable for any amounts associated with the plugging and abandonment of the Brazos A-39 Block. As a result of the termination of the Trust and the related sale of the West Delta 61 Lot and abandonment of the Brazos A-39 Lot, the Trustee will not receive any additional proceeds from the Royalty interests and, therefore, the Trust will not make any additional distributions to unit holders prior to one or more final liquidating distributions, which will be made, if at all, after the completion of the terms of the Trust.

        Effective March 24, 2010, JPMorgan released all claims for payment and forgave repayment of all obligations (including principal and accrued and unpaid interest thereon) under the existing Demand Promissory Note in accordance with the terms of the Final Settlement Agreement.

        As part of the liquidation and termination of the Trust, the Trustee set February 22, 2010 as the record date for unit holders entitled to payments of any final liquidating distributions. On March 24, 2010, the Trustee paid an initial liquidating distribution of $0.116238 per unit. On November 15, 2010, the Trustee announced that a final liquidating distribution in the amount of $0.012984 per unit will be made on November 29, 2010, to unit holders of record as of February 22, 2010.

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

Date: November 15, 2010

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